Form 10KSB
period 2004-12-31
DYNECO CORP
filed 2005-03-31
CIK 934873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


                               DYNECO CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its Charter)


           Minnesota                      8711                  41-1508703
           ---------                      ----                  -----------
 (State or other jurisdiction          (Commission             (IRS Employer
       of incorporation)                File No.)           Identification No.)


                             564 International Place
                            Rockledge, Florida 32955
                                 (321) 639-0333
                            ------------------------
          (Address and telephone number of principal executive offices)


Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                      None

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ _ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2005 computed by reference to the average bid and asked prices of such stock: $3,394,248.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,562,978 shares of Common Stock, $.01 par value (as of March 24, 2005).

         Transitional Small Business Disclosure Format (check one):
                                Yes ___  No _X_


         DOCUMENTS INCORPORATED BY REFERENCE:  None.

                               DYNECO CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


                  Forward Looking Statements

PART I

         Item 1.  Description of Business .....................................4

         Item 2.  Description of Property.....................................11

         Item 3.  Legal Proceedings...........................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.........12

PART II

         Item 5.  Market Price for Common Equity, Related Stockholder
                  Matters and Small Business Issuer Purchases of Equity.......12
                  Securities

         Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...................................................15

         Item 7.  Financial Statements........................................23

         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................23

         Item 8A. Controls and Procedures.....................................23

         Item 8B. Other Information...........................................24

PART III

         Item 9.  Directors and Executive Officers of the Registrant..........24

         Item 10. Executive Compensation......................................26

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................31

         Item 12. Certain Relationships and Related Matters...................33

         Item 13. Exhibits, List and Reports on Form 8-K......................34

         Item 14. Principal Accountant Fees and Services......................36

SIGNATURES

                       FORWARD-LOOKING STATEMENTS

         Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may", "should," "expect," "anticipate," "estimate," "believe," "intend," "contemplate" or "project." Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

         o  our ability to raise capital,

         o our ability to development new technologies and product applications,

         o  the success of third parties in commercializing our technology,

         o our ability to execute our business strategy in a very competitive environment,

         o  our degree of financial leverage,

         o risks related to market acceptance and demand for products incorporating our technology,

         o  the impact of competitive products, and

         o risks associated with economic conditions and continued weakness in the U. S. securities markets.

         With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

                                     PART I

                                    BUSINESS

         Certain terms used in this Annual Report, such as "we," "us" and "our" and words of similar import, refer to DynEco Corporation, a Minnesota corporation, including its wholly owned subsidiary, DynEco International, Inc., a Minnesota corporation.

         Our corporate offices are located at 564 International Place, Rockledge, Florida 32955, and our telephone number there is (321) 639-0333.

         We are engaged in the development of high efficiency compressors and pumps that we believe will have commercial application in products, the sale of which will generate revenue for us. The technology underlying our compressors and pumps was created by Dr. Thomas Edwards, our founder and Chief Executive Officer, and is the subject of three patents that have been issued by the United States Patent and Trademark Office. Although numerous compressor manufacturers produce lubricant-free (oiless) compressors, the primary innovation in our lubricant-free compressors and pumps is that they are more reliable and efficient than other oiless compressors and pumps. We have entered into a patent license agreement with Dr. Edward under which we have been granted the exclusive right to use the Dr. Edwards' patented technology to develop, produce, license and manufacture products that have commercial application.

         To date, we have developed a line of compressors and pumps incorporating Dr. Edwards' technology, known as UniVane(R) devices. We believe that our UniVane devices can be successfully incorporated into commercially viable fuel cell applications. Fuel cells are an emerging energy source that is being developed as an alternative to traditional energy sources such as gasoline and coal. We believe that our compressors and pumps enable fuel cells to operate more efficiently and with greater power output, thereby promoting the development and adoption of compact, economical fuel cell power systems. Fuel cells are similar to batteries with the exception that if they are continuously provided with oxygen from the air and hydrogen fuel, they continue to provide electricity and, therefore, they do not `run down'. Fuel cells are believed to be more efficient than traditional energy sources for many reasons, including that they introduce almost no pollutants into the atmosphere and they utilize fuel more efficiently than combustion devices.

         To date, our limited financial resources have prevented us from commercializing our UniVane devices into revenue-producing products. In addition, fuel cell technology has not yet become accepted as an alternative energy source on a commercial basis and, until recently, we were unable to attract manufacturers who are willing to devote their resources to alter their manufacturing processes to accommodate production of our UniVane devices. However, in May 2003, we entered into a license agreement with Parker-Hannifin Corporation, a Fortune 500 industrial company that, among other things, designs, develops, manufactures and distributes a wide range of industrial and consumer products and has been engaged in, among other things, the development of fuel cells as an alternative energy source. Under the license agreement, we have granted Parker-Hannifin the exclusive right to our UniVane technology. We are discussing with Parker-Hannifin the development of additional applications for our UniVane devices such as in the areas of water quality improvement and aqua-farming through aeration.

         To the extent that Parker-Hannifin is successful in developing and marketing fuel cell devices or other products that incorporate our UniVane devices, we will be entitled to royalty payments from Parker-Hannifin based upon product sales. Non-fuel cell product applications incorporating UniVane technology being considered for development by Parker-Hannifin include pond aeration systems, vacuum systems, hydrogen circulators and oxygenation systems. To date, no such products have been commercially produced and we have not yet received any royalty payments from Parker-Hannifin under the license agreement. Further information relating to royalty arrangements with Parker-Hannifin is discussed below under "License Agreement with Parker-Hannifin Corporation." Due to the exclusive nature of our license agreement with Parker-Hannifin, we are currently dependent on Parker-Hannifin to commercialize our UniVane devices, although there is no assurance that commercial applications for our UniVane devices will be developed or, even if developed, that they will be successfully marketed.

         We are also developing non-fuel cell applications utilizing UniVane technology. However, until such time as we are able to generate substantial revenues from royalty payments under the license agreement with Parker-Hannifin, or we are able to secure significant third party financing, our ability to successfully develop, manufacture and market commercially viable non-UniVane products is uncertain.

FUEL CELLS

         Parker-Hannifin Corporation, as the licensee of our Univane technology, is in the process of developing fuel cells incorporating our UniVane compressor and hydrogen generator.

         Over the past several years, environmental and economic concerns have led to searches for alternative sources of power for electricity generation and transportation. Fuel cells have emerged as a leading source of power for these applications as they are an inherently cleaner, more efficient and a more reliable source of power than current generation methods. Fuel cells convert hydrogen and oxygen into electricity through a process that can be twice as efficient as conventional electrical energy production, and they result in virtually no emissions while producing only heat and water as by-products. A fuel cell is a device that is much like a battery. However, rather than storing energy in the manner that a battery does, a fuel cell continuously changes the chemical energy of hydrogen and oxygen into electrical energy and heat. It does so without combustion.

         Recently, interest in fuel cell technology has accelerated due to increasing environmental concerns and energy reliability awareness. In addition, some fuel cell applications have progressed to the pre-production stage and have received significant attention in the financial and popular press. Fuel cells can be used in stationary applications such as generating electricity or heating buildings, and for non-stationary applications such as powering vehicles including automobiles, buses and trains.

DYNECO UNIVANE COMPRESSOR AND HYDROGEN CIRCULATOR

         We control the rights to two proprietary mechanisms - Orbital Vane(R) and UniVane devices. UniVane compressors operate without a lubrication system - a primary requirement for fuel cell compressors and, therefore, the current focal point of DynEco activities. On the other hand, Orbital Vane machines require lubricant systems and, therefore, unlike the UniVane, they are unsuitable for fuel cell applications. Thus, we are focusing current technology development efforts only on UniVane technology. Further, DynEco no longer renews patent annuity/maintenance fees for Orbital Vane patents, which hastens the transition of these patents to the public domain.

         The UniVane compressor and hydrogen circulator provide a flow of oxygen or hydrogen to an entire fuel cell. UniVane technology can be used for hydrogen circulator pumps, natural gas/air mixing compressors, cathode air compressors and as a duel compressor for gas and air. It is a high efficiency device that is designed to offer higher flow at lower pressures than alternative systems. DynEco UniVane devices produce a greater flow while utilizing about one half the energy of a conventional product.

         UniVane compressors consist of a closed stationary cylindrical housing containing a rotor fitted with a single vane. These rotating parts are suspended in the housing by non-lubricated ceramic ball bearings so that neither rotating component actually touches the inner surfaces of the housing. Energy-efficient non-contact sealing is achieved, and result in essentially no friction or wear among the parts, even over thousands of hours. These attributes enable the design and manufacture of subsystems that we believe, for example, can be used to reliably and efficiently supply air to and circulate hydrogen through fuel cells.

LICENSE AGREEMENT WITH DR. THOMAS C. EDWARDS

         In February 2004, we entered into an Exclusive Patent and Know-How License Agreement with Thomas C. Edwards, Ph.D., our president and chief executive officer. Under the license agreement, we have been granted the exclusive, worldwide, royalty-bearing license to use certain patented technology owned by Dr. Edwards, as well as the related technical know-how, for the lives of the respective patents. The patents covered by the license agreement include Dr. Edwards' patents for UniVane technology. The license agreement with Dr. Edwards covers three patents issued by the United States Patent and Trademark Office. We are permitted to sublicense the licensed technology, and have sublicensed the licensed technology to Parker-Hannifin under our exclusive license agreement with Parker-Hannifin.

         Under the license agreement, we are required to pay Dr. Edwards a royalty fee equal to 1% of the sales or lease price of all products sold or leased by us that incorporate the licensed technology. We are also obligated to pay Dr. Edwards a royalty fee equal to 10% of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. To date, no royalty fees are due and owning to Dr. Edwards under the license agreement.

         The license agreement has a term expiring in July 2021, when the last patent covered by the license agreement expires. The license agreement may be terminated by a non-defaulting party in the event the other party fails to cure a default within 90 days of written notice of such default. In addition, we have the right to terminate the license agreement upon six months' written notice at any time after 2009. In the event of our bankruptcy, the license agreement shall terminate and Dr. Edwards will succeed to the rights and obligations under DynEco's license agreement with Parker-Hannifin Corporation.

         The February 2004 license agreement replaces and supercedes a license agreement that we entered into with Dr. Edwards on March 9, 1992. Our license to use Dr. Edwards' inventions prior to the January 2004 license agreement was granted under the 1992 license agreement. As consideration to Dr. Edwards' under the 1992 license agreement, we issued Dr. Edwards 2,200,000 shares of our common stock.

LICENSE AGREEMENT WITH PARKER-HANNIFIN CORPORATION

         In May 2003, we entered into an exclusive license agreement with Parker-Hannifin Corporation, a Cleveland, Ohio-based, multinational designer, manufacturer and distributor of industrial and products.

         Under the license agreement, we have granted Parker-Hannifin a sublicense agreement that grants them exclusive world-wide rights to develop, manufacture, sell and use our UniVane air compressors and hydrogen circulators, as well as the technology and patents incorporated in our products, throughout the world. Under the license agreement, we are precluded from manufacturing, using or selling our air compressors and hydrogen circulators to anyone other than Parker-Hannifin, and from developing or licensing our UniVane technology air compressor and hydrogen circulator technology to any other party.

         We anticipate that our UniVane air compressors and hydrogen circulators will be sold by Parker-Hannifin both as individual products and a as part of systems manufactured and/or distributed by Parker-Hannifin. The license agreement continues in force until the later of the end date of the last to expire patent or the final use of the technology by Parker-Hannifin or its customer(s). Parker-Hannifin has agreed to use reasonable commercial efforts to promote the sale of our air compressors and hydrogen circulators.

         In consideration for the license grant, Parker-Hannifin has agree to pay us a royalty for each air compressor and hydrogen circulator incorporating our UniVane technology and sold by Parker-Hannifin to third parties other than Parker-Hannifin's subsidiaries and affiliates. The royalty is payable quarterly, will be calculated as a percentage of the net selling price of the UniVane air compressor or hydrogen circulator included in the product sold by Parker-Hannifin, and is based upon attaining the following levels of product sales:

         Annual Number of Products      Percentage of Net Selling Price
         -------------------------      -------------------------------

               1 - 50                                 15%
              51 - 250                                10%
            251 - 10,000                               8%
              10,000 +                                 6%

         After the third year of the license agreement, royalties will not be paid on products sold into a country where none of our technology is covered by a valid patent. In the event that royalty fees from Parker-Hannifin are less than $100,000 in any calendar year beginning with the calendar year commencing January 1, 2007, Parker-Hannifin may elect to either (a) pay us the difference between $100,000 and the amount of royalty fees paid for that year, or (b) permit the license granted to it to become non-exclusive.

         With the exception of an immaterial number of sales of prototype units, no sales of licensed products have been made to date and we cannot predict whether Parker-Hannifin will successfully sell licensed products incorporating our technology. The license agreement with Parker-Hannifin will continue until to the earliest to occur of (a) expiration of the licensed patent, (b) the final use of the licensed technology by a customer of Parker-Hannifin, (c) termination of the license agreement by one party due to a material uncured breach by the other party, (d) termination of the license agreement by a party due to a bankruptcy or similar proceeding involving the other party, or (e) the mutual agreement of the parties.

         In connection with the license agreement, we provided consulting services to Parker-Hannifin to assist in transitioning our UniVane technology to them and for developing and improving products covered by the license agreement. The consulting agreement provided for an initial term of one year terminating May 31, 2004, subject to automatic month-to-month renewals unless one party provides 90-days notice of termination to the other. We received consulting fees of $25,000 per month under the agreement. Following expiration of the initial 12-month period, we continued to provide consulting services to Parker-Hannifin until November 2004, when Parker-Hannifin concluded that development of DynEco's UniVane technology had progressed to the point that it no longer required our consulting services in connection with their product development activities. Accordingly, we have mutually orally agreed with Parker-Hannifin that our consulting services would cease to be provided effective December 10, 2004. The cessation of consulting services does not alter our rights and obligations relating to our right to future royalty payments based upon sales of products incorporating our UniVane devices.

         Parker-Hannifin has purchased machine tools and special tooling, and has appointed a specialized engineering and manufacturing team to produce UniVane compressors. This team has commenced the manufacture of approximately 50 demonstration machines that will test the efficacy of our UniVane air compressors and hydrogen circulators on both test benches and in operating fuel cells. We also believe that these compressors can be demonstrated in other applications such as aeration and natural gas pumping

         During the term of our exclusive license agreement with Parker-Hannifin, we are prohibited from selling our UniVane fuel cell compressors and hydrogen circulators to any other party. Since, at the present time, our UniVane fuel cell compressors and hydrogen circulators are our only products capable of generating revenues, we are substantially dependent upon Parker-Hannifin for sales of royalty-generating products. However, we have no control over Parker-Hannifin's technical and manufacturing development or marketing activities, and Parker-Hannifin is only required to use reasonable commercial efforts to market these products. If Parker-Hannifin does not successfully market royalty-generating products under our license agreement, we will not receive royalty fees and we will likely be forced to cease operations.

SUPPLY AGREEMENT WITH PARKER-HANNIFIN CORPORATION

         On August 6, 2004, we entered into a supply agreement with Parker-Hannifin under which Parker-Hannifin has agreed to supply us with our requirements of UniVane products for resale in non-fuel cell applications, if any, that we may develop in the future. Under the supply agreement, any UniVane products we purchase from Parker-Hannifin will be sold to us at the standard distributor pricing established by Parker-Hannifin from time-to-time. We are under no obligation to purchase any products from Parker Hannifin and have made no commitment to purchase any products under the supply agreement. If we are able to develop non-fuel cell applications for our UniVane devices, we have granted Parker-Hannifin a right of first refusal to supply us with systems incorporating those devices, if Parker-Hannifin demonstrates that it can supply systems meeting our technical requirements at pricing that is reasonably competitive with other suppliers. As of the date of this prospectus, we have not developed any non-fuel cell applications that would be subject to the provisions of the supply agreement with Parker-Hannifin, although we may do so in the future.

TECHNOLOGICAL RESEARCH AND DEVELOPMENT AUTHORITY FUNDING AGREEMENT

         Effective November 20, 2002, we entered into a funding agreement with the Technological Research and Development Authority, headquartered in Titusville, Florida. Under the funding agreement, we are entitled to receive a maximum of $150,000 from the Authority to provide partial funding for the development and commercialization of our UniVane compressors and hydrogen circulators. During 2003, we received the entire $150,000 funding commitment under this agreement.

         As consideration for the funding, we are required to pay the Authority a royalty equal to 5% of our revenues from the sale, distribution, lease or other disposal of our UniVane compressors and hydrogen circulators. The royalty is payable until such time as total royalty payments equal $450,000. The agreement is for a term of 10 years.

NEW PRODUCT DEVELOPMENT

         Our present business and technical activities are primarily focused upon aiding Parker-Hannifin in improving UniVane machines and putting them into production in various sizes and capacities. We are also investigating the feasibility of incorporating UniVane devices into products and systems other than fuel cells, such as water aeration and aquaculture and septic system aeration, as well as manufacturing, dental vacuum systems and food processing. Parker-Hannifin is also evaluating our UniVane devices for non-fuel cell applications.

         To the extent that Parker-Hannifin successfully develops new product applications for our UniVane devices, our exclusive license agreement with Parker-Hannifin grants Parker-Hannifin the exclusive right to manufacture and distribute those products. However, under the agreement, we will be entitled to a royalty payment for each UniVane device sold by Parker-Hannifin. In the event Parker is unsuccessful in their efforts to manufacture and sell UniVane devices for fuel cell and non-fuel cell applications, we will likely be forced to cease operations. We believe that Parker-Hannifin has spent in excess of $1 million on its UniVane development activities and have been advised that the UniVane was awarded the Innovation Product of the Year in Parker-Hannifin's recent corporate innovation competition.

         In the event that we develop non-cell cell applications for our UniVane devices, our exclusive license agreement with Parker-Hannifin requires us to purchase UniVane devices from Parker-Hannifin. Under a recently executed supply agreement, Parker-Hannifin has agreed to supply us with UniVane devices for incorporation into those non-fuel cell applications. If we are successful in developing non-fuel cell applications for our UniVane devices, we have also granted Parker-Hannifin a right of first refusal to manufacture and supply us with products and systems incorporating our UniVane devices. However, we will be required to develop infrastructure to market and sell any new products we develop. The development of sales and marketing capabilities for any new products will require us to secure additional financing and there is no assurance that we will be able to do so.

RESEARCH AND DEVELOPMENT

         For each of the two years ended December 31, 2004 and 2003, we spent approximately $145,171 and $175,000, respectively, on research and development activities. In addition to our research and development expenditures, Parker-Hannifin incurs expenses associated with its research and development activities relating to UniVane applications.

GOVERNMENT REGULATION

         Our principal products and services currently consist of our UniVane devices and consulting services provided to Parker-Hannifin. We are also engaged in technology development unrelated to our UniVane devices. None of our principal products or services requires governmental approvals and we do not believe or anticipate that existing or probable government regulations will have a material effect on our business. To the extent that fuel cells or other products developed by Parker-Hannifin are or will be subject to government regulation, or require or will require governmental approvals, Parker-Hannifin is responsible for necessary compliance and securing any necessary approvals.

         Our current activities do not subject us to the costs or effects of compliance with environmental laws, rules or regulations. To the extent that these laws, rules or regulations are applicable to the activities of Parker-Hannifin, the costs and effects are borne by Parker-Hannifin.

COMPETITION

         For reasons discussed elsewhere in this prospectus, we believe that non-lubricated compressors, such as our UniVane compressors, are more desirable than conventional lubricated compressors for incorporation into fuel cell systems. However, there are numerous manufacturers of non-lubricated compressors that can deliver air to fuel cells. Many of these manufacturers have longer operating histories than does DynEco and have far greater financial and physical resources than we do. Among the manufacturers of non-lubricated compressors are Rieschle Thomas, Becker Pumps Corporation, Gast Manufacturing and Dresser Roots.

         We believe that our UniVane compresssors offer the significant advantage over conventional non-lubricated compressors that have proven, from the standpoint of fuel cell use, to be relatively inefficient, and of limited longevity and reliability. This is the case primarily because the moving parts of conventional non-lubricated compressors rub against one another, thus invoking significant friction and wear. Various types of fans or blowers are used in some fuel cell designs, but because fans cannot develop significant pressure, fuel cells must be larger, therefore, generally more expensive. We believe that it will remain difficult for conventional devices to compete effectively with our non-contact UniVane devices.

         We also believe that the strength of the Parker-Hannifin Corporation name will, through our license agreement with them, provide product development, manufacturing and marketing capabilities that we would otherwise be unable to assemble, so as to permit our UniVane devices to be successfully developed and marketed. However, for this reason, we are dependent upon Parker-Hannifin to continue to devote its resources to developing our UniVane devices, and, there is no assurance that Parker-Hannifin will not identify devices competitive with our UniVane devices and choose to develop fuel cells and other products with their, and not our, devices. In that event, we will likely be forced to cease operations.

         To the extent that we develop non-fuel cell applications for our UniVane devices, we will also compete with manufacturers and distributors of conventional lubricated, as well as non-lubricated compressors. Many manufacturers of lubricated compressors have longer operating histories and greater financial and physical resources than we do. While the manufacture and distribution of non-fuel cell products using our UniVane devices will be subject to our license agreement with Parker-Hannifin, and, therefore, we will have the benefit of their manufacturing and marketing capabilities, Parker-Hannifin may chose to incorporate the compressors of other companies in their products, rather than ours. There is no assurance that we can become a competitive force in the market for lubricated compressors.

HISTORY

         We were incorporated under the laws of the state of Minnesota in December 1984, under the name TERTM, Inc. In 1989, we changed our name to TERTM Technology Corporation and, in December 1993, again changed our name to DynEco Corporation. Prior to 1991, we engaged in the design, development, manufacture and marketing of certain proprietary products using a proprietary production process known as the Thermal Expansion Resin Transfer Molding Process. We also marketed and licensed a design engineering and contract manufacturing capability of products using the TERTM process to third parties. We discontinued these operations in 1991 and, until the acquisition of the compressor assets and business of DynEco International, Inc. in March 1994, we only engaged in licensing the TERTM process and providing application engineering consulting with respect to those licenses. We ceased all TERTM-related activities in March 1994.

         In January 1993, we were introduced to DynEco International, a development stage company engaged in the development of proprietary compressor technology intended to be commercially exploited primarily through licensing to third parties. While DynEco International expressed interest in being acquired by us, due to our financial obligations, DynEco International was unwilling to consummate a business combination with us until we restructured our obligations. In order to do so, on July 12, 1993, we filed a Plan of Reorganization and a Disclosure Statement under Chapter 11 of the Federal Bankruptcy laws with the United States Bankruptcy Court for the District of Minnesota. The Plan of Reorganization was subsequently confirmed by the Order of the Bankruptcy Court on December 17, 1993. The Chapter 11 case was closed by the Order of the Bankruptcy Court in June 1994.

         On March 31, 1994, we consummated the acquisition of all of the issued and outstanding shares of capital stock of DynEco International in exchange for
(a) approximately 3,926,000 shares of our common stock and (b) warrants to purchase approximately 392,600 shares of our common stock, exercisable at $7.00 per share. Those warrants have since expired unexercised. On the effective date of the acquisition, DynEco International became our wholly owned subsidiary, and DynEco International's security holders collectively became our majority shareholders. At the same time, our directors and officers resigned their positions, and the directors and officers of DynEco International became our directors and officers.

         From the time of our acquisition of DynEco International until May 2003, we engaged in the development and commercialization of the patented technologies licensed to us by our Chief Executive Officer, Thomas C. Edwards, Ph.D. We funded those activities through limited revenues and sales of our equity securities. The focus of our activities was the development of products that could be used in fuel cell applications. However, we were unable to successfully develop these products on a commercial basis due to our limited financial resources, the lack of public acceptance of fuel cells as an alternative energy source and our inability to attract manufacturers willing to devote resources to altering their manufacturing processes to accommodate the production of our products.

         In May 2003, we entered into the exclusive license agreement with Parker Hannifin Corporation that is described elsewhere in this prospectus. Since that time, our activities have been limited to our consulting services rendered to Parker Hannifin and our continued development of non-fuel cell applications for our UniVane technology. All of our existing material agreements have been executed and are being performed by DynEco Corporation. As a result, the operations of DynEco International, Inc. as an operating subsidiary have ceased, and DynEco International, Inc. is no longer engaged in active operations.

EMPLOYEES

         As of December 31, 2004, we employed four persons on a full-time basis, consisting of our chief executive officer/president and engineer, office manager, facility manager and designer/model maker. We also employ one person on a part-time/as-needed basis as our electronics expert. None of our employees is a party to a collective bargaining agreement and relationships with our employees are believed to be good.

PROPERTIES

         We lease approximately 4,296 square feet of space at 564 International Place, Rockledge, FL 32955, under a verbal lease with an unaffiliated lessor. We pay rent of $1,500 per month, and make payments for our use of electricity directly to the power company. The space is used as our corporate offices and as a laboratory/shop facility. We are advised that the landlord is seeking to sell the premises and the landlord has verbally agreed to provide us with 30-60 days' notice if we are required to move. We do not anticipate difficulty in relocating to comparable facilities should we be required to relocate.

                                LEGAL PROCEEDINGS

         We are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority. We are not aware of any legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2004.

                                     PART II

            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock commenced trading on the over-the-counter bulletin board on January 25, 2005, under the symbol "DYCO". From March 1994 until January 25, 2005, our shares were listed on the pink sheets under the symbol "DYCO." However, the trading market for our shares on the pink sheets was not active. The following table sets forth the high and low bid prices for our common stock on the pink sheets from January 1, 2003 to December 31, 2004. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

                  PERIOD                          HIGH BID          LOW BID
                  ------                          --------          -------

   October 1, 2004 to December 31, 2004             $.26              $.16
   July 1, 2004 to September 30, 2004               $.18              $.10
   April 1, 2004 to June 30, 2004                   $.18              $.08
   January 1, 2004 to March 31, 2004                $.16              $.10

   October 1, 2003 to December 31, 2003             $.38              $.13
   July 1, 2003 to September 30, 2003               $.30              $.13
   April 1, 2003 to June 30, 2003                   $.30              $.13
   January 1, 2003 to March 31, 2003                $.27              $.11

INFORMATION RELATING TO OUTSTANDING SHARES

         As of March 24, 2005, there were 33,562,978 shares of our common stock issued and outstanding. We have also reserved a total of 16,385,120 shares for issuance upon exercise of outstanding common stock purchase warrants, and 2,461,167 shares upon exercise of outstanding options to purchase shares of our common stock.

         Of the issued and outstanding shares, approximately 18,000,000 shares of our common stock (5,277,577 of which are owned by our officers, directors and principal stockholders) have been held for in excess of one year and are available for public resale pursuant to Rule 144 promulgated under the Securities Act. The resale of another 8,175,000 shares, including 4,150,000 shares issuable upon exercise of outstanding warrants, is covered by an effective registration statement on Form SB-2 (SEC File No. 333-112585), and may be publicly transferred under that registration statement. Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

         Sales of our common stock under Rule 144 or pursuant to such registration statement may have a depressive effect on the market price for our common stock.

DIVIDENDS

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

SHAREHOLDERS OF RECORD

         As of December 31, 2004, there were approximately 816 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         December 2004 - January 2005. During the period from December 7, 2004 to January 31, 2005, we sold an aggregate of 450,000 shares of common stock for an aggregate purchase price of $45,000, or $.10 per share. For each two shares purchased, the purchaser also received one warrant to purchase one additional share of common stock, exercisable until December 31, 2006, at an exercise price of $.15 per share. The proceeds from the sales are being used for general working capital purposes.

         The shares and warrants were sold to a total of four persons, each of whom we had reasonable grounds to believe was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. Each investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, each investor was also "sophisticated" within the meaning of federal securities laws. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. No commissions, similar compensation or other remuneration was paid in connection with the sales.

         The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         March 2005. On March 2, 2005, we completed a $300,000 financing consisting of our convertible promissory notes and common stock purchase warrants. The notes are convertible at the option of the holder into shares of our common stock, at a price of $.10 per share, subject to adjustment. The notes are payable with interest at the rate of 5% per annum. Principal amortization payments, each in the amount of $15,789.47 plus accrued interest, are to be paid in 19 equal monthly installments, commencing July 2, 2005. Amortization payments may be made in cash (accompanied by a 10% premium) or, at our option, in registered common stock, at a 20% discount to market. Amortization payments in stock are subject to (a) a limitation based upon the weighted average trading volume of the common stock for the 20 trading days preceding the payment date and (b) a 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding.

         We also issued the investors common stock purchase warrants to purchase an aggregate of 7,500,000 shares of common stock, consisting of (a) five year warrants to purchase 3,000,000 shares at an exercise price of $.14375 per share, subject to adjustment, (b) five-year warrants to purchase 1,500,000 shares at an exercise price of $.25 per share, subject to adjustment and (c) five year warrants to purchase 3,000,000 shares at $.10 per share, subject to adjustment. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $.15 or more for 30 consecutive trading days, and average daily volume during such period is at least 250,000 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding.

         We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. If the registration is not filed with the Securities and Exchange Commission on or before April 30, 2005, or if the registration statement is not effective by the first to occur of 90 days after the date of filing or July 29, 2005, the Company will be responsible to pay liquidated damages to the investors equal to 2% of the outstanding amount of the notes, per month, until the deficiencies are corrected. The proceeds of the loan will be used for general working capital purposes. Repayment of the notes is collateralized by a general security interest in all of our assets.

         The notes were sold to a total of two investors, each of whom we had reasonable grounds to believe was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. Each investor was provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions. We paid unaffiliated finders a total of $27,000, by the issuance of its promissory notes payable in the same manner as the investor notes, and issued the finders five-year warrants to purchase a total of 270,000 shares of common stock, exercisable at $.14375 per share, subject to adjustment.

         The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering.

SEC "PENNY STOCK" RULES

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2004 and 2003, should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this prospectus.

GENERAL

         We are engaged primarily in developing and commercializing patented high efficiency low-pressure non-lubricated air compressors and hydrogen circulators, known collectively as UniVane devices. The basic UniVane compressor technology development has been carried out by DynEco and is based upon the concepts, innovations and embodiments of the patents Dr. Edwards has exclusively licensed to us. That license agreement was entered into in January 2004, which replaced a license agreement entered into in 1992. Under the license agreement, we are required to pay Dr. Edwards one percent of revenues we receive from sales of products incorporating the licensed technology, and ten percent of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. The underlying UniVane patent #6,623,261, filed July 21, 2001 has a term of twenty years and expires on July 21, 2021. During May 2003, we granted an exclusive, world-wide patent license to Parker-Hannifin Corporation to further develop, enhance, manufacture and market our UniVane devices for all product applications into which the UniVane is incorporated.

         Under the license agreement, Parker-Hannifin is responsible for generating production UniVane compressor engineering designs and producing and marketing them. As a result, our technical efforts have been re-directed to generating potentially improved UniVane manufacturing designs, decreasing costs, increasing UniVane operational speeds and capacities and creating initial engineering conceptual layouts for different size UniVanes. In addition to engineering efforts to improve UniVane machines, we are also identifying non-fuel cell markets for UniVane compressors and designing systems that would employ the machines in those markets. Presently, we are designing and testing aeration systems that could be applied to pond water reclamation and the aquaculture industry. We believe that similar systems can be adapted for use in dental offices to produce vacuum for patient saliva ejection. Since UniVanes contain little or no lubricant, contamination of the medical system can be avoided.

         We have historically incurred losses primarily resulting from expenditures related to the research, development, testing and preliminary marketing of our proprietary technology. To date, no products incorporating our UniVane technology have been commercially manufactured and we have not yet generated revenues, including royalty income, from the sale of products incorporating our UniVane technology. Until we established our relationship with Parker-Hannifin, we were unable to identify manufacturers who were willing to aid in the commercialization of products incorporating our UniVane technology. However, we expect that operating losses will continue until such time as either our future royalty income generates sufficient revenues to fund continuing operations or a combination of royalties and profits that may be generated from the sale of systems, such as aerators, that use UniVane air compressors.

         Under the Parker License Agreement, DynEco was being paid $25,000 per month for 12-months primarily to transfer UniVane technology to Parker and to aid in the transition from prototype production to commercial manufacturing. We continued to provide these services to Parker-Hannifin on a monthly basis until December 2004, when Parker-Hannifin concluded that development of DynEco's UniVane technology had progressed to the point that it no longer required our consulting services in connection with their product development activities. Accordingly, we mutually agreed with Parker-Hannifin that our consulting services would cease to be provided effective December 10, 2004. The cessation of consulting services did not alter our rights and obligations relating to our right to future royalty payments based upon sales of products incorporating our UniVane devices. Prior to 2003, DynEco was developing and attempting to commercialize the licensed UniVane technology with its own limited resources.

CRITICAL ACCOUNTING ESTIMATES

         Valuation of Patent Rights

         The valuation of patent rights has a material impact on our reported financial condition and operating performance. Patent rights consist of the costs incurred to obtain patent rights associated with compressor technology. Patent rights are amortized using the straight-line method over their seventeen to twenty year lives commencing upon patent issuance and the generation of revenues utilizing the underlying technology. Future revenues, if any, generated by these patents will be in the form of royalties from Parker-Hannifin. There is no assurance that commercial applications will be developed.

         Due to: (a) uncertainties in the developing fuel cell industry, (b) inherent risk of competing future technologies, and (c) our reliance on Parker-Hannifin, we recognized an impairment loss of the entire net carrying value of patent rights of $144,603. This loss is reflected as an operating expense and an increased the stockholders' deficit to $719,196 at December 31, 2004.

         We recorded and charged to operations impairment losses of $144,603 and $0, relating to patent rights, for the years ended December 31, 2004 and 2003, respectively.

         Stock Based Compensation Plans

         We have two stock based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 2,500,000 shares of common stock reserved for issuance. Options outstanding were for 2,361,167 and 4,713,369 of shares of common stock at December 31, 2004 and 2003 respectively. During the years ended December 31, 2004 and 2003 there were no options granted under any of these plans. Therefore there was no compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no pro forma disclosures required under the provisions of SFAS No. 123. If, however, we were to grant significant options to key individuals in the future, there may be an expense, which could be material, determined under the fair value based method to arrive at pro forma net income (loss).

RESULTS OF OPERATIONS

         Our historical results of operations prior to 2003 are not indicative of our current operations due to a shift in business operations, commencing with the licensing of our UniVane patent rights to the Parker-Hannifin Corporation along with the associated consulting agreement. Revenues for the near term will depend upon our receipt of royalty payments, if any, related to the sale of systems that employ our UniVane technology.

         In May 2003, we licensed our UniVane patent rights to the Parker-Hannifin Corporation. At the same time we commenced providing services under an associated product consulting agreement with Parker-Hannifin. The product development and marketing and distribution resources of Parker-Hannifin are far greater than those of DynEco, and, in the long-term we anticipate that these resources will enable us to realize a greater level of revenues without the related costs that we would incur if we were to undertake these activities on our own. Moreover, our limited resources do not enable us to undertake performance of these activities.

         Our revenues for 2004 and 2003 were primarily derived from consulting fees under the agreement with Parker-Hannifin. Our monthly consulting fee terminated in December of 2004.

         To date, there have been no sales of UniVane products that generated any royalty fees. In general, our license agreement with Parker-Hannifin does not expire until the later to occur of the last licensed UniVane patent expiration (i.e., July 21, 2021), or the final use of UniVane-related technology by Parker-Hannifin.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

         Our revenues were $275,000 from consulting fees during 2004 compared with $175,000 in 2003. Prototype sales increased $10,400 to $11,900 in 2004 from $1,500 in 2003. These consulting fees related to the Parker-Hannifin consulting agreement entered into during May 2003. Other revenues were from prototype sales. We now rely on Parker-Hannifin for the commercialization of the licensed technology.

         Operating expenses decreased 13.9% to $670,213 in 2004 from $778,372 in 2003. General and administrative expenses decreased by $252,762 from 2003 to 2004,offset by an impairment loss of $144,603 in 2004. Professional fees included in general and administrative expenses increased $ 43,246 due to legal and accounting fees associated with filing a Form SB-2 Registration Statement and preparation of relevant financial information for each subsequent SEC filing.

         Our net loss for 2004 decreased $164,366 to $434,523 from $598,889.
Gross margin increased $94,304 to $270,804 in 2004, from $176,500 in 2003.

         During the years ending December 31, 2004 and 2003, we recognized an impairment loss of $144,603 and $0, respectively, for patented technology because there is no determinable income directly related to our patents.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         DynEco Corporation is a developmental stage company. Our financial condition relies on continuing equity investment until, if ever, Parker-Hannifin is successful in commercializing the UniVane technology. During 2004 and 2003 equity funding was augmented by prototype sales and consulting fees.

         From time-to-time, we issue stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. For example, during February 2004, the Company settled an outstanding legal services agreement from August 1, 2001, in which the holder was owed $10,000 payable with 100,000 shares of issuable common stock, which had been reflected in the Company's records as common stock issuable. In February 2004, the Company granted a stock option in lieu of issuing shares. In April 2004, the Company issued 200,000 shares of common stock to a director for services rendered and 100,000 common stock purchase warrants to a consultant for services rendered. During 2003 we issued 60,000 shares of common stock valued at $7,200 and 120,000 warrants to purchase common stock at $.18 per share, in settlement of $15,000 of accounts payable. Also during 2003, we issued 2,775,000 shares of common stock valued at $333,000 in exchange for consulting, legal, directors and employee services. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

         In November 2002, we entered into an agreement with the Technological Research and Development Authority that provided $150,000 in funding for the development and commercialization of DynEco's UniVane compressors and hydrogen circulators for fuel cell applications. In consideration of the funding, we are obligated to make royalty payments to the Authority equal to five percent of future UniVane-related sales up to an amount equal to three times the amount DynEco receives from the Authority. During 2003, the entire $150,000 funding commitment was received. The agreement expires in November 2012. We do not anticipate any additional funding from the Technological Research and Development Authority.

         As of December 31, 2004, our primary source of liquidity was $16,889 of cash and $6,875 of accounts receivable. The working capital deficit was $(638,325). We had total assets of $88,921, of which long-term assets consisted of other assets of $566, and $59,448 of property and equipment, net. Our liabilities totaling $808,117 included $126,240 of accounts payable, $311,417 of accrued liabilities, $190,935 loans payable and $38,640 of current maturities of long-term debt. Total shareholders' deficit was $(719,196). At December 31, 2004, we had an accumulated deficit of $(8,134,828).

         We are in default of the repayment terms on notes payable aggregating $35,000 at December 31, 2004, and no extension has been granted by the debt holders. The notes were issued to David O'Brien and Edward Werner, neither of whom are affiliated with us. The proceeds of the loans were used for general working capital purposes. Currently, there have been no actions taken by the debt holders to foreclose since the notes payable were unsecured. We anticipate settling the balance owing on these notes payable through issuance of common stock in 2005.

         Net cash used in operating activities was $176,100 for year ended December 31, 2004 compared to $285,459 for 2003. The cash provided by financing activities in 2004 of $3,088 was due to $20,000 from the sale of common stock, less repayments of shareholder loans and capital lease obligations.

         Historically, we have relied upon limited revenues from consulting fees and equity financing in order to fund operations. While these activities have provided limited resources, they have never resulted in cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds was, in large part responsible for our decision to enter into the strategic relationship with Parker-Hannifin as a means to develop commercially viable products and a potential source of revenue generation.

         As of December 31, 2004, and the date of this filing, our sources of internal and external financing are limited. In January 2005, the Company issued an additional 250,000 common shares and 125,000 warrants exercisable for two years in exchange $25,000 cash. In March of 2005 the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of our common stock and exercise of various outstanding stock warrants and stock options. In December 2004, we completed regulatory review of a public registration of 8,175,000 shares of our common stock, comprised of 4,025,000 for shares outstanding and 4,150,000 for shares issuable to an option holder and warrant holders at an exercise price of $.18 per share. In January 2005, our shares were listed on the OTC Bulletin Board. We are hopeful the exposure of a securities exchange might help increase the Company's market capitalization and encourage the exercise of outstanding warrants. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         We project our current monthly cash flow requirement to be approximately $40,000. While our cash and anticipated receipt of funds from the financing agreement in March 2005, should be sufficient to satisfy our capital requirements for the next six to nine months, they are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods beyond this six to nine month period to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

SEASONALITY AND INFLATION

         Our business is not seasonal in nature, and management does not believe that our operations have been materially affected by inflationary forces. If the recent increase in oil prices proves to be long lasting, we believe the interest in fuel cell development will only increase. As previously stated, our future success is dependent upon the successful development and market acceptance of fuel cell systems.

PRIMARY RISKS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

         We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continued to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2004 and 2003. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, that expressed substantial doubt regarding our ability to continue as a going concern.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

         For the fiscal years ended December 31, 2004 and 2003, we experienced net losses of $(423,523) and $(598,889), respectively. In addition, at December 31, 2004, we had an accumulated deficit of $8,123,828. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, AS A RESULT OF WHICH INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

         As of December 31, 2004, our current liabilities were approximately $667,232, our current assets were approximately $28,907, and we had a working capital deficit of approximately $638,325. To date, our operating expenses have greatly exceeded our limited revenues. We immediately require substantial working capital, but we have received no commitments for funding from any third parties. If we are unable to generate substantial revenues from operations or obtain working capital from external sources, we will be forced to curtail or cease operations in which event investors will lose their investment in our company.

WE CURRENTLY HAVE A SINGLE STRATEGIC BUSINESS PARTNER, AND IF OUR PARTNER IS UNABLE TO SUCCESSFULLY DEVELOP, MANUFACTURE OR MARKET PRODUCTS OR OTHER PRODUCTS INCORPORATING OUR TECHNOLOGY, WE WILL NOT GENERATE SUBSTANTIAL REVENUES AND WE WILL LIKELY CEASE OPERATIONS.

         We have granted an exclusive, worldwide license to Parker-Hannifin Corporation for our air UniVane compressors, hydrogen circulators and related technology. In connection with this license, Parker-Hannifin is responsible for the development, manufacture and marketing of products incorporating the licensed technology. While Parker-Hannifin is producing demonstration compressors and hydrogen circulators incorporating our licensed technology, Parker-Hannifin has not yet manufactured commercial products that incorporate our technology. See "Business - License Agreement with Parker-Hannifin Corporation." We are entitled to a royalty fee from Parker-Hannifin Corporation that is based upon its sale of our products and products incorporating our technology. However, Parker-Hannifin may not be successful in marketing these products, in which event we will not receive royalty fees from Parker-Hannifin. While we depend upon Parker-Hannifin for sales of royalty-generating products, we have no control over Parker-Hannifin's technical and manufacturing development or marketing activities, and Parker-Hannifin is only required to use reasonable commercial efforts to market these products. If Parker-Hannifin does not successfully market royalty-generating products under our license agreement, we will not receive royalty fees and we will likely be forced to cease operations. To date, Parker-Hannifin has not sold any products as to which we are entitled to a royalty payment.

SINCE WE PLACE EXCLUSIVE RELIANCE ON PARKER-HANNIFIN FOR UNIVANE PRODUCT SALES, OUR REVENUES MAY BE ADVERSELY AFFECTED BECAUSE WE MAY FOREGO OTHER POTENTIAL SOURCES OF REVENUE PRODUCTION WITHOUT ASSURANCE THAT SALES BY PARKER-HANNIFIN WILL BE SUBSTANTIAL.

         During the term of our exclusive license agreement with Parker-Hannifin, which, in general, continues for the life of the licensed patent, we are prohibited from selling our UniVane devices to any other party. While Parker-Hannifin has agreed to use commercially reasonable efforts to develop, manufacture or sell our products during the period that the exclusive license agreement is in effect, we will forgo potential sales of UniVane devices to third parties. Moreover, Parker-Hannifin may not be successful in its marketing efforts.

FUEL CELL TECHNOLOGY HAS NOT YET BECOME A WIDELY ACCEPTED ALTERNATIVE FUEL SOURCE AND ABSENT MARKET ACCEPTANCE, OR IF ACCEPTANCE IS SUBSTANTIALLY DELAYED, WE MAY BE FORCED TO CEASE OPERATIONS.

         Fuel cell systems represent a relatively new technology and our success will depend on this technology achieving market acceptance. The development of a substantial market for fuel cell systems may be impacted by many factors, all of which are out of our control, including:

         o  Cost competitiveness of cell systems;

         o  User acceptance of fuel cell systems;

         o  Cost of hydrogen fuel;

         o  User perception of fuel cell systems' safety; and

         o  Emergence of newer, more competitive technologies and products.

         The success of our license agreement with Parker-Hannifin Corporation, and our receipt of royalty payments under the license agreement, is dependent upon the success of Parker-Hannifin in developing and marketing fuel cell products incorporating the technology we have licensed to them. If a substantial fuel cell systems market develops slower than anticipated or fails to develop, Parker-Hannifin's efforts may be delayed or frustrated and we may not be able to recover the expenses we incurred to develop our fuel cell compressor products, and we may be forced to cease operations. Moreover, our UniVane compressors are based upon and rely solely upon our unique technology. They have not been produced on a commercial basis and have not received substantial compressor product market acceptance for several reasons, including manufacturing cost.

IF THE LICENSE AGREEMENT WITH OUR CHIEF EXECUTIVE OFFICER IS TERMINATED WE WILL BE UNABLE TO USE THE TECHNOLOGY INCORPORATED INTO OUR PRODUCTS AND WE WILL CEASE OPERATIONS.

         The technology in our compressor products is the subject of various patents owned by Dr. Thomas Edwards, our president and chief executive officer. We license the technology from Dr. Edwards under a license agreement entered into in January 2004, which replaced a license agreement entered into in 1992. Under the license agreement, we are required to pay Dr. Edwards' one percent of revenues we receive from sales of products incorporating the licensed technology, and ten percent of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. In the event we fail to make required royalty payments to Dr. Edwards under the license agreement, or if we become bankrupt, the license agreement will terminate and we will no longer be entitled to use the licensed technology. If we lose the right to use the licensed technology, we will likely cease operations, in which event investors will lose their entire investment in DynEco.

CONFLICTS OF INTEREST WERE PRESENT IN THE NEGOTIATION OF OUR LICENSE AGREEMENT WITH DR. EDWARDS THAT MIGHT HAVE AFFECTED THE TERMS THAT WE ARE NOW BOUND BY.

         Dr. Edwards is our founder, Chief Executive Officer and the Chairman of our Board of Directors. Due to the positions occupied by Dr. Edwards, and his influence over our operations, conflicts of interest were present in connection with the negotiation of our license agreement with Dr. Edwards. Since the license agreement was not negotiated at arms' length, the license agreement may provide terms less favorable to us than if the agreement had been negotiated by unrelated parties or if had we obtained a fairness opinion prior to entering into the license agreement.

WE HAVE NO COMMERCIAL PRODUCT SALES AND ONLY LIMITED SALES OF PROTOTYPES. IF PARKER-HANNIFIN DOES NOT GENERATE SIGNIFICANT SALES OF OUR PRODUCTS, WE WILL BE UNABLE TO FUND OUR OPERATIONS OR ACHIEVE PROFITABILITY, IN WHICH CASE WE WILL BE FORCED TO CEASE OPERATIONS.

         Parker-Hannifin may not be able to manufacture or commercialize our UniVane compressor and hydrogen circulator products in a cost effective manner. Most recently, we have derived revenues principally from consulting fees and research and development contracts. Our compressor and hydrogen circulator product sales have been limited to demonstration and prototype models. We have not made any commercial sales of units that include fuel-processing capabilities. Parker-Hannifin may not be able to produce or commercialize any of our fuel cell compressor products in a cost-effective manner, and, if produced, may be unable to successfully market these products.

         Parker-Hannifin may not be able to develop manufacturing technologies and processes or expand their manufacturing facilities to the point of being capable of economically or profitably satisfying large commercial orders that may occur. Development and expansion of these technologies and processes require extensive lead times and the commitment of significant financial, engineering and human resources. Parker-Hannifin may choose not to develop the required manufacturing technologies and processes.

WE DEPEND ON THE CONTINUED SERVICES OF OUR CHIEF EXECUTIVE OFFICER, WHOSE EXPERTISE IS CRITICAL TO OUR SUCCESS, AND WHO WE MAY BE UNABLE TO REPLACE.

         Our future success depends upon the continued services of Thomas Edwards, Ph.D., as our chief executive officer. The expertise of Dr. Edwards in the technology that is fundamental to our business operations is unique and if we were to lose Dr. Edwards' services, we will encounter difficulty in replacing him, which would have a material adverse effect on our business, financial condition and results of operations. Our loss of the services of Dr. Edwards would not affect the continued validity of the proprietary technology we license from Dr. Edwards.

WE HAVE BEEN UNSUCCESSFUL IN OUR ATTEMPTS TO RAISE SUFFICIENT CAPITAL TO FUND OUR BUSINESS PLANS. IF WE ARE UNABLE TO DO SO WE WILL LIKELY CEASE OPERATIONS.

         To date, we have funded our operations through limited revenues and debt and equity financing. However, we have been unsuccessful in attracting significant additional private funding for our business. We continue to incur operating expenses, including executive and staff salaries, lease obligations and costs associated with our in-house product development efforts, but we have not yet received royalty payments from Parker-Hannifin under our license agreement with them. Until such time, if ever, as we begin to receive a royalty income stream from Parker-Hannifin, we will continue to be dependent upon our receipt of third-party financing to fund our current cash flow deficit and to enable us to develop new products. To date, we have received no commitment for additional funding, and if we are unsuccessful in attracting such funding, we may be required to cease active operations until such time, if ever, as we receive royalty income from Parker-Hannifin.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

IN THE EVENT THAT WE ISSUE ADDITIONAL SHARES UPON THE EXERCISE OF OPTIONS AND WARRANTS, THE MARKET PRICE FOR OUR SHARES MAY BE ADVERSELY AFFECTED.

         We have granted options and issued warrants to purchase an aggregate of 18,846,287 shares of our common stock. The options are exercisable at prices ranging from $.05 per share to $.38 per share, and the warrants are exercisable at $.18 per share. To the extent that options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers. The existence of options and options that are exercisable at below market may have a depressive effect on the market price for our common stock.

THERE IS NO ACTIVE TRADING MARKET FOR OUR SHARES AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO PUBLICLY RESELLING THEM.

         There is no active trading market for our shares and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

         o Investors may have difficulty buying and selling our shares or obtaining market quotations;

         o  Market visibility for our common stock may be limited; and

         o A lack of visibility for our common stock may depress the market price for our shares.

                              FINANCIAL STATEMENTS

         Our consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 are included herewith as Appendix A to this report and incorporated herein by reference.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         There have been no changes to or disagreements with our accountants that are required to be disclosed.

                             CONTROLS AND PROCEDURES

         Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                OTHER INFORMATION

         None.

                                    PART III
                                    --------

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors.

     NAME                              AGE                     POSITION
     ----                              ---                     --------

Thomas C. Edwards, Ph.D.                61              Chief Executive Officer,
                                                        President and Director

George R. Schell                        68              Director

Leonard Sculler                         66              Director

Kevin Hooper                            41              Director

         Thomas C. Edwards, Ph.D., has served as our chief executive officer, president and a director since 1996. He received his Ph.D. in mechanical engineering from Purdue University in 1970 where he specialized in thermo sciences and machine design. Dr. Edwards has received many patents and has published numerous professionally peer-reviewed technical papers in areas related to his expertise. He is the only known living person after whom a thermodynamic cycle is named, the "Edwards Cycle". Processes within this cycle also appear in fuel cell operation.

         George R. Schell has served on our board of directors since 1998. Since September 2002, Mr. Schell has been retired. He received a Bachelor of Science degree in civil engineering in 1958 from Virginia Military Institute and an MBA from the College William and Mary in Williamsburg VA. From February 2002 until August 2002, he served as our acting chief operating officer. From August 1999 until February 2002, he was a private consultant in the areas of and distribution and marketing. Mr. Schell founded Schell Supply Corporation, a Virginia Beach, Virginia-based wholesale plumbing pipe and valve fitting company in 1968, and served as its president until his retirement in August 1999. Mr. Schell continues to conduct special projects on behalf of DynEco on an as-needed basis.

         Leonard Sculler has served on our board of directors since June 2003. Mr. Sculler founded M&R Marking Systems, Inc. in 1960, and served as its chief executive officer until his retirement in May 2001. During his tenure, M&R Marking Systems, a privately held company, grew to become the largest manufacturer of hand-held embossers in the world, and is currently the largest US manufacturer of hand-held marking products, with sales in over 85 countries. Mr. Sculler has served as Chairman of the Board of M&R Marking Systems since 1992.

         Kevin Hooper has served on our board of directors since June 2003. From October 2000 to the present, Mr. Hooper served as a project manager in the United States Air Force at Cape Canaveral Air Force Station. From November 1987 to the present he also serves as managing trustee of The Hooper Partnership, a privately-held owner of commercial real estate and agricultural property headquartered in Cocoa, Florida. From June 1998, until October of 2000, Mr. Hooper was employed as a mechanical engineer for Lockheed Martin Astronautics at the Cape Canaveral Air Force Station. Mr. Hooper has been a registered professional engineer in the State of Florida since 1994.

         All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive monetary compensation for serving as directors but have received stock and stock options. Officers are appointed by the board of directors, and, subject to employment agreements, their terms of office are at the discretion of the board of directors.

         There are no family relationships between any of our officers or directors.

CORPORATE GOVERNANCE MATTERS

         Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. Our board of directors, sitting as a board, currently performs the functions of an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of four members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. However, three of our directors - George R. Schell, Leonard Sculler and Kevin Hooper - are "independent" directors, within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

         Audit Committee Financial Expert. We do not yet have an audit committee and no member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

         Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. However, we anticipate adopting a Code of Ethics during the first half of the current fiscal year. To the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

         Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

         Compensation Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

         At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made pursuant to objective criteria, by disinterested directors and that policies had been implemented to define responsible conduct.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We file reports with the Securities and Exchange commission under
Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and, our officers and directors are not required to file ownership reports under
Section 16(a) of the Exchange Act.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the three fiscal years ended December 31, 2004 to: (a) our chief executive officer; and (b) each of our executive officers who was awarded, earned or we paid more than $100,000 for the fiscal year ended December 31, 2004:

                               Fiscal                     Other Annual                  LTIP      All Other
 Name and Principal Position    Year    Salary    Bonus   Compensation   Options/(#)   Payouts   Compensation
 ---------------------------   ------   -------   -----   ------------   -----------   -------   ------------
 Thomas C. Edwards, Ph.D.       2004    $60,000   $-0-        -0-            -0-        $-0-         $-0-
 Chief Executive Officer and    2003    $60,000   $-0-        -0-            -0-        $-0-         $-0-
 President                      2002    $60,000   $-0-        -0-            -0-        $-0-         $-0-

         Effective January 1, 2004, we entered into an employment agreement with Thomas C. Edwards, Ph.D., for his services as our chief executive officer and chief technical officer. The employment agreement is for a term of five years and provides that we pay Dr. Edwards an annual salary of $60,000 for his first year of service under the agreement, $70,000 for the second year, $80,000 for the third year, $90,000 for the fourth year and $100,000 for the final year. Dr. Edwards will be reimbursed for his expenses incurred in connection with his services and we have agreed to pay Dr. Edwards' medical, dental and supplemental insurance in accordance with our policies for such benefits. The employment agreement precludes Dr. Edwards from disclosing our confidential information to any third party and provides that Dr. Edwards will not compete with us during the term of the agreement and for a period of five years thereafter.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2004:

                                                                                       Number of Securities Remaining
                           Number of Securities to                                     Available for Future Issuance
                           Be Issued Upon Exercise    Weighted-average Exercise        Under Equity Compensation Plan
                           Of Outstanding Options,    Price of Outstanding Options,    (excluding securities reflected
                           Warrants and Rights        Warrants and Rights                       in column a)
                           -----------------------    -----------------------------    --------------------------------
Equity Compensation
Plans Approved by
Security Holders

    2001 Equity Incentive
    Plan                                 0                         N/A                            1,000,000

    1993 Corporate Stock
    Option Plan                     43,333                        $.13                              706,667

    1993 Advisors Stock
    Option Plan                    200,000                        $.12                                    0

Equity Compensation
Plans not Approved by
Security Holders

    Options                      2,217,834                        $.30                                    0

    Warrants                     2,973,120                        $.18                                    0
                           -----------------------    -----------------------------    --------------------------------
    TOTAL                        5,434,287                        $.27                            1,706,667

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2004 to each person named in the Summary Compensation table.

                                                   Percent of
                                 Number of       Total Options/
                                Securities        SARs Granted
                                Underlying        To Employees       Exercise Or
                               Options/SARs         In Fiscal        Base Price
 Name                           Granted (#)           Year             ($/Sh)         Expiration Date
 ----------------------------------------------------------------------------------------------------
 Thomas C. Edwards, Ph.D.
 Chief Executive Officer           -0-                 0%                N/A                N/A

2001 EQUITY INCENTIVE PLAN

         In October 2001, our board of directors authorized and approved the 2001 Equity Incentive Plan. The plan was approved and ratified by our shareholders on October 25, 2001. Under the 2001 Equity Incentive Plan, we have reserved a total of 1,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants.

         The 2001 Equity Incentive Plan is currently administered by our board of directors. Under the plan, the board determines which of our employees, officers, directors and consultants are to be granted awards, as well as the material terms if each award, including whether options are to be incentive stock options or non-qualified stock options.

         Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the board determines who shall receive awards, the number of shares of common stock that may be purchased under the awards, the time and manner of exercise of options and exercise prices. At its discretion, the board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the stock option plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of the date of this prospectus, no options to purchase shares have been granted or are outstanding under the 2001 Equity Incentive Plan.

1993 CORPORATE STOCK OPTION PLAN

         In May 1993, our board of directors authorized and approved the 1993 Corporate Stock Option Plan. The plan was approved and ratified by our shareholders on March 31, 1994. Under the 1993 Corporate Stock Option Plan, we have reserved a total of 750,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees.

         The Corporate Stock Option Plan is currently administered by our board of directors. Under the plan, the board determines which of our employees, officers and directors are to be granted options. The committee or board determines whether options are to be incentive stock options or non-qualified stock options.

         Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the board determines who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. At its discretion, the board also determines the form of consideration to be received and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the stock option plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options will be subject to restrictions on sale or transfer. As of the date of this report, options to purchase 43,333 shares are outstanding under the 1993 Corporate Stock Option Plan. No incentive stock option may be granted under the plan after April 30, 2003.

1993 ADVISORS STOCK OPTION PLAN

         In May1993, our board of directors authorized and approved the 1993 Advisors Stock Option Plan. The plan was approved and ratified by our shareholders on March 31, 1994. Under the 1993 Advisors Stock Option Plan, we have reserved a total of 750,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

         The Advisors Stock Option Plan is currently administered by our board of directors. Under the plan, the board determines which of our consultants and/or advisors are to be granted options. Options granted under the plan are non-qualified stock options. Subject to the provisions of the plan, the board determines the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. At its discretion, the board also determines the form of consideration to be received and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The exercise price for options granted under the plan are set by the board, at its discretion, but in no event may the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options are subject to restrictions on sale or transfer. As of the date of this report, options to purchase 200,000 shares had been granted and are outstanding under the 1993 Advisors Stock Option Plan. The 1993 Advisors Stock Option Plan has terminated and no further awards may be made thereunder, however, outstanding awards of 200,000 shares remain effective until their termination date on December 31, 2008.

OTHER PLANS

         Other plans includes equity compensation plans not approved by shareholders. These plans are comprised of options granted and/or warrants issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

         As of December 31, 2004, we had outstanding options covering 2,217,834 shares of our common stock and warrants covering 2,973,120 shares of our common stock under equity plans not approved by shareholders. The options have exercise prices ranging from $.10 per share to $.38 per share and expiration dates ranging from January 2006 to November 2008. The warrants are exercisable at $.18 per share and expire on June 30, 2006, except that warrants to purchase 4,000,000 shares expire on November 30, 2005.

         The grants of these options were approved on a case-by-case basis by the board of directors, and are within the limits of the number of shares that we are authorized to issue. The grant of these options and warrants were not authorized by our shareholders. We may, in the future, authorize the grant of additional options and/or issuance of additional warrants for the foregoing purposes and other valid corporate purposes.

OPTION EXERCISES AND HOLDINGS

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2004 to each person named in the Summary Compensation Table.

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                            Number of
                                                            Securities          Value of
                                                            Underlying         Unexercised
                                Shares                     Unexercised        In-The-Money
                               Acquired                    Options/SARs       Options/SARs
                                  On           Value       At FY-End (#)      At FY-End ($)
                               Exercise      Realized      Exercisable/       Exercisable/
       Name                       (#)           ($)        Unexercisable      Unexercisable
 ------------------------------------------------------------------------------------------
 Thomas C. Edwards, Ph.D.
 Chief Executive Officer         -0-           $-0-         1,517,834/0           $0/$0

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

         Section 302A.521, subdivision 2, of the Minnesota Statutes requires DynEco to indemnify a person made or threatened to be made a party to a proceeding by reason of the former or present official capacity of the person with respect to DynEco, against judgments, penalties, fines, including, without limitation, excise taxes assessed against the person with respect to an employee benefit plan, settlements, and reasonable expenses, including attorneys' fees and disbursements, incurred by the person in connection with the proceeding with respect to the same acts or omissions if such person (1) has not been indemnified by another organization or employee benefit plan for the same judgments, penalties or fines; (2) acted in good faith; (3) received no improper personal benefit, and statutory procedure has been followed in the case of any conflict of interest by a director; (4) in the case of a criminal proceeding, had no reasonable cause to believe the conduct was unlawful; and (5) in the case of acts or omissions occurring in the person's performance in the official capacity of director or, for a person not a director, in the official capacity of officer, board committee member or employee, reasonably believed that the conduct was in the best interests of DynEco, or, in the case of performance by a director, officer or employee of DynEco involving service as a director, officer, partner, trustee, employee or agent of another organization or employee benefit plan, reasonably believed that the conduct was not opposed to the best interests of DynEco. In addition, Section 302A.521, subdivision 3, requires payment by DynEco, upon written request, of reasonable expenses in advance of final disposition of the proceeding in certain instances. A decision as to required indemnification is made by a disinterested majority of the board of directors present at a meeting at which a disinterested quorum is present, or by a designated committee of the board, by special legal counsel, by the shareholders, or by a court.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling DynEco pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us as of March 24, 2005, relating to the beneficial ownership of shares of our common stock by:

         o each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;

         o  each director;

         o  each executive officer; and

         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of DynEco Corporation, 564 International Place, Rockledge, Florida 32955.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

         Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

         The table is based on 33,562,978 shares currently outstanding. Except as otherwise required by SEC rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

         o  2,461,167 shares upon exercise of options that have been granted; or

         o  16,385,120 shares in the event of exercise of outstanding warrants.

        Name and Address of                      Amount                Percent
          Beneficial Owner                Beneficial Ownership         of Class
        -------------------               --------------------         --------

Thomas C. Edwards                         5,591,931 shares (1)           15.9%
George R. Schell                            921,130 shares                2.7%
Leonard Sculler                             220,000 shares                 *
Kevin Hooper                                229,000 shares                 *
Officers and Directors
   as a group (4 persons)                 6,962,061 shares               19.8%

MBN Consulting, LLC (2)                   2,000,000 shares (3)            6.0%
7865 Amethyst Lake Pt.
Lake Worth, FL 33467

Richard F. Galbraith                      3,355,500 shares (4)            9.8%
5313 320th Street
Cushing, MN 56443

Sausilito Ltd. (5)                        3,000,000 shares (6)            8.2%
P. O. Box 150, Design House
Providenciales, Turks & Caicos, BWI
______________________
*   Less than 1%.

(1) Includes shares owned by the spouse of Dr. Edwards. Consists of (a) 3,907,447 shares of common stock, (b) 1,517,834 shares issuable upon exercise of currently exercisable options and (c) 166,650 shares issuable upon exercise of currently exercisable warrants.

(2) MBN Consulting, LLC is a business consultant, whose sole beneficial owner is Steven Sanders. Mr. Sanders exercises sole investment and voting powers over the shares included in the table.

(3) Does not include 106,000 shares of common stock or 200,000 shares issuable upon exercise of outstanding warrants owned by Steven Sanders, the managing member and a beneficial owner of MBN Consulting, LLC.

(4) Includes 958,832 shares owned by Dr. Galbraith, (b) 1,100,000 shares owned by the spouse of Dr. Galbraith, (c) 566,668 shares owned by the children of Dr. Galbraith and (d) 730,000 shares issuable upon exercise of outstanding warrants..

(5) Sausilito Ltd. is an offshore investor, whose sole beneficial owner is Bridgitte Longshore. Ms. Longshore exercises sole investment and voting powers over the shares included in the table.

(6) Consists of 3,000,000 shares issuable upon exercise of currently exercisable warrants owned directly by Bridgitte Longshore, the beneficial owner of Sausilito Ltd.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 1, 2004, we entered into an Exclusive Patent and Know-How License Agreement with Thomas C. Edwards, Ph.D., our president and chief executive officer. The license agreement is more fully described elsewhere in this prospectus. The license agreement superceded and replaced the 1992 license agreement with Dr. Edwards. During each of the two years ended December 31, 2002, we neither accrued nor made any payments to Dr. Edwards under either of the license agreements. See "Business - License Agreement with Dr. Thomas C. Edwards."

         On December 11, 2003, we issued 200,000 shares of common stock to each of Kevin S. Hooper and Leonard Sculler, as consideration for their services as directors, valued at the contemporaneous cash sales price of $.12 per share.

         On April 27, 2004, we issued 200,000 shares of common stock to George
R. Schell, as consideration for his services as a director, valued at $.12 per share.

         On August 17, 2004, we entered into an Amended and Restated Business and Advisory Consulting Agreement with MBN Consulting, LLC. MBN is the beneficial owner of approximately 6% of our common stock. The agreement replaces and supercedes a consulting agreement dated November 10, 2003 between DynEco and MBN. Under the amended and restated agreement, MBN has agreed to (a) advise us with respect to the implementation of short and long range strategic planning to fully develop and enhance DynEco's assets, resources, products and services, (b) serving as liaison between DynEco and its shareholders; and providing such investor relations services as we may request, (c) identifying and providing advice and consultation in the areas of strategic alliances and business combinations, including mergers and acquisitions; and preparation for and attendance at meetings and conferences relating thereto, (d) arranging meetings between representatives of DynEco and members of the investment community at which presentations concerning DynEco and its business operations may be discussed; (e) providing advice and consultation relating to internal business operations including (i) advice regarding the formation of corporate goals and their implementation, advice regarding the financial structure of DynEco and its divisions or subsidiaries, (iii) advice regarding the securing of debt and/or equity financing and (iv) advice regarding corporate organization and personnel,
(f) serving as liaison between DynEco and its legal and accounting advisors, and
(g) providing such other services as may be mutually agreed upon by DynEco and MBN. For its services, MBN is entitled to a monthly fee of $3,000, commencing upon our receipt of combined equity and debt funding from any sources in an amount of at least $1,000,000. Under the original consulting agreement, MBN also received 2,000,000 shares of our common stock as consideration for advising DynEco in connection with restructuring its board of directors; providing advice and consultation prior to and in connection with DynEco's relationship with Parker-Hannifin Corporation, including the May 2003 License Agreement; serving as liaison to DynEco's shareholders and providing investor relations services; serving as DynEco's liaison to its financial and legal advisers; providing administrative support and services to relieve DynEco's chief executive officer of those responsibilities so that he could attend to his designated duties; and, providing advice and consultation with respect to new business development. In March 2005, we requested MBN to devote additional time to our business matters and, in light of the additional responsibilities undertaken by MBN, we verbally agreed to pay MBN a monthly consulting fee of $3,000 commencing March 1, 2005 (in lieu of the monthly consulting fee provided for in the Amended and Restated Consulting Agreement).

                                     PART IV
                                     -------

                     EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         i.       Report Independent Registered Public Accounting Firm

         ii.      Consolidated balance sheet as of December 31, 2004

         iii. Consolidated statements of operations for the years ended December 31, 2004 and 2003

         iv. Consolidated statements of shareholders' equity for the years ended December 31, 2004 and 2003

         v. Consolidated statements of cash flows for the years ended December 31, 2004 and 2003

         vi.      Notes to consolidated financial statements.


         (b) The following Exhibits are filed as part of this Report on Form 10-KSB:

 Exhibit No.                 Description of Document
 -----------                 -----------------------

 3.1     Amended and Restated Articles of Incorporation (1)

 3.2     Bylaws (2)

 10.1    2001 Equity Compensation Plan (3) **

 10.2    1993 Corporate Stock Option Plan (4) **

 10.3    1993 Advisors Option Plan (5) **

 10.4 Amended and Restated Business Advisory and Consulting Agreement dated August 17, 2004 with MBN Consulting, LLC (6)

 10.5 License Agreement dated February 4, 2004 between DynEco Corporation and Dr. Thomas Edwards (7)

 10.6 Funding Agreement dated November 20, 2002 between DynEco Corporation and the Florida Technological Research and Development Authority (8)

 10.7 Employment Agreement dated January 1, 2004 with Thomas C. Edwards, Ph.D. (9) **

 10.8 Exclusive Worldwide License Agreement dated May 1, 2003 between DynEco Corporation and Parker-Hannifin Corporation (10)

 10.9    Agreements dated August 1, 2001 and February 5, 2004 with Mark Vieno
         (11)

 10.10   Supply Agreement dated August 6, 2004 with Parker-Hannifin Corporation
         (12)

 10.11 Subscription Agreement dated March 2, 2005 used in connection with $300,000 financing transaction *

 10.12 Form of Convertible Promissory Note dated March 2, 2005 used in connection with $300,000 financing transaction *

 10.13 Security Agreement dated March 2, 2005 used in connection with $300,000 financing transaction *

 10.14 Collateral Agent Agreement dated March 2, 2005 used in connection with $300,000 financing transaction *

 10.15 Form of Non-Callable Warrant used in connection with $300,000 financing transaction *

 10.16 Form of Callable Warrant used in connection with $300,000 financing transaction *

 21      Subsidiaries of the Registrant *

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
_______________________
*    Filed herewith
**   Compensatory Agreement.

(1) Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on August 23, 2004.

(2) Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(3) Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(4) Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(5) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(6) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on August 23, 2004.

(7) Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(8) Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(9) Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(10) Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2004.

(11) Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on June 18, 2004.

(12) Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on August 23, 2004.

         (c) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2004.


                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that we paid or accrued for the audit and other services provided by Salberg & Co. for the fiscal years ended December 31, 2004 and 2003.

                                       Years Ended December 31,
                                       ------------------------
                                         2004             2003
                                       -------          -------

         Audit Fees                    $34,700          $26,600
         Audit-Related Fees             $4,900               --
         Tax Fees                           --               --
         Other Fees                         --               --

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

         Tax Fees -- This category consists of professional services rendered for tax compliance and tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         The Board of Directors has adopted a procedure for pre-approval of all fees charged by Salberg & Company, P.A.. our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Salberg & Company, P.A. with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockledge, Florida on the 29th day of March 2005.


                                       DYNECO CORPORATION



                                       By: /s/ Thomas C. Edwards
                                           ---------------------
                                           Thomas C. Edwards
                                           Chairman, Principal Executive Officer
                                           and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                              TITLE                         DATE
 ---------                              -----                         ----

 /s/ Thomas C. Edwards, Ph.D.    President, Principal            March 29, 2005
 ----------------------------    Executive Officer, Chief
 Thomas C. Edwards, Ph.D.        Executive Officer, Chief
                                 Financial Officer, Principal
                                 Financial Officer and Director


 /s/ George R. Schell            Director                        March 29, 2005
 --------------------
 George R. Schell

 /s/ Leonard Sculler             Director                        March 30, 2005
 -------------------
 Leonard Sculler

 /s/ Kevin Hooper                Director                        March 29, 2005
 ----------------
 Kevin Hooper

                                   APPENDIX A

                              FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm, together with consolidated financial statements for the Company and subsidiary, including:

         a.       Consolidated balance sheet as of December 31, 2004

         b. Consolidated statements of operations for the years ended December 31, 2004 and 2003

         c. Consolidated statements of changes in stockholders' deficit for the years ended December 31, 2004 and 2003

         d. Consolidated statements of cash flows for the years ended December 31, 2004 and 2003

         e.       Notes to consolidated financial statements.

                        DYNECO CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003




                                                                         Page(s)
                                                                         -------
Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Changes in Stockholders' Deficit                F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Consolidated Financial Statements                                F-6-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
    DynEco Corporation:

We have audited the accompanying consolidated balance sheets of DynEco Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynEco Corporation as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss in 2004 of $434,523, net cash used in operations in 2004 of $176,100, and working capital deficit of $638,325 accumulated deficit of $8,134,828 and stockholders' deficiency of $719,196 at December 31, 2004 and default on $35,000 of notes payable raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2005

                           DYNECO CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                              December 31, 2004 and 2003

              ASSETS                                           2004           2003
                                                               ----           ----
Current assets:
    Cash .................................................  $    16,889   $   199,441
    Accounts Receivable ..................................        6,875        25,000
    Other Current Assets .................................        5,143         7,083
                                                            -----------   -----------
              Total Current Assets .......................       28,907       231,524

Property and Equipment, net ..............................       59,448        71,595

Other Assets:
    Patent rights, net ...................................            -       151,673
    Other ................................................          566            45
                                                            -----------   -----------
              Total Other Assets .........................          566       151,718
                                                            -----------   -----------

              Total Assets ...............................  $    88,921   $   454,837
                                                            ===========   ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .....................................  $   126,240   $   116,990
    Accrued compensation .................................      280,708       290,181
    Accrued interest .....................................       24,850        19,600
    Other accrued liabilities ............................        5,859             -
    Loans Payable ........................................      190,935       167,418
    Current maturity of notes payable - shareholders .....       37,102        37,005
    Current maturity of capital lease obligations ........        1,538        21,881
                                                            -----------   -----------

         Total Current Liabilities .......................      667,232       653,075

Long Term Liabilities:
    Notes payable - shareholders, net of current portion .      120,549       122,650
    Loan payable - net of current portion ................       20,336        18,785
                                                            -----------   -----------

         Total Long Term Liabilities .....................      140,885       141,435

         Total Liabilities ...............................      808,117       794,510
                                                            -----------   -----------

Commitments and contingencies ............................            -             -

Stockholders' Deficit:
    Preferred Stock, $.01 par value; 20,000,000 authorized
         none issued and outstanding
    Common stock, $.01 par value; 80,000,000 authorized
         33,112,978 issued and outstanding ...............      331,130       329,130
    Common stock issuable, 200,000 shares at par .........        2,000         1,000
    Additional paid-in capital ...........................    7,082,502     7,030,502
    Accumulated deficit ..................................   (8,134,828)   (7,700,305)
                                                            -----------   -----------

              Total Stockholders' Deficit ................     (719,196)     (339,673)
                                                            -----------   -----------

              Total Liabilities and Stockholders' Deficit   $    88,921   $   454,837
                                                            ===========   ===========

              See accompanying notes to consolidated financial statements
                                          F-2

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                      2004             2003
                                                      ----             ----
Revenues
    Compressor prototypes ....................    $     11,900     $      1,500
    Consulting ...............................         275,000          175,000
                                                  ------------     ------------
         Total Revenues ......................         286,900          176,500

Cost of revenues .............................          16,096                -
                                                  ------------     ------------

         Gross Margin ........................         270,804          176,500

Operating expenses:
    Compensation .............................         168,541          189,172
    Impairment loss ..........................         144,603                -
    General and administrative ...............         357,069          589,200
                                                  ------------     ------------

         Total operating expenses ............         670,213          778,372
                                                  ------------     ------------

         Loss from operations ................        (399,409)        (601,872)

Other income (expenses):
    Gain on debt settlement ..................               -           37,471
    Other income .............................               -               25
    Interest income ..........................             313               31
    Interest expense .........................         (35,427)         (34,544)
                                                  ------------     ------------
         Total other income (expense) ........         (35,114)           2,983
                                                  ------------     ------------

         Net loss ............................    $   (434,523)    $   (598,889)
                                                  ============     ============


Basic and diluted net loss per share .........    $       (.01)    $       (.02)
                                                  ============     ============


Weighted average number of
    common shares outstanding ................      33,069,964       28,593,704
                                                  ============     ============

              See accompanying notes to consolidated financial statements

                                         DYNECO CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   For the Year Ended December 31, 2004 and 2003

                                                            Common Stock
                                        Common Stock          Issuable                                    Total
                                   --------------------  ------------------    Paid-In    Accumulated  Stockholders'
                                     Shares     Amount    Shares     Amount    Capital      Deficit      Deficit
                                   ----------  --------  --------   -------   ----------  -----------   ---------
Balance at December 31, 2002 ....  26,577,978  $265,780   340,000   $ 3,400   $6,377,272  $(7,101,416)  $(454,964)

Common stock issued for cash, net
  of offering costs of $17,220 ..   3,260,000    32,600         -         -      341,380            -     373,980

Common stock issued for debt ....      60,000       600         -         -        6,600            -       7,200

Common stock issued for services    2,775,000    27,750         -         -      305,250            -     333,000

Issuance of Common stock issuable     240,000     2,400  (240,000)   (2,400)           -            -           -

Net loss 2003 ...................           -         -         -         -            -     (598,889)   (598,889)
                                   ----------  --------  --------   -------   ----------  -----------   ---------

Balance at December 31, 2003 ....  32,912,978   329,130   100,000   $ 1,000    7,030,502   (7,700,305)   (339,673)

Exchange of issuable Common stock
  For Common Stock Option .......           -         -  (100,000)   (1,000)       1,000            -           -

Common stock issued for services      200,000     2,000         -         -       22,000            -      24,000

Common stock warrants granted for
  services ......................           -         -         -         -       11,000            -      11,000

Common stock issuable for cash ..           -         -   200,000     2,000       18,000            -      20,000

Net loss 2004 ...................           -         -         -         -            -     (434,523)   (434,523)
                                   ----------  --------  --------   -------   ----------  -----------   ---------

Balance at December 31, 2004 ....  33,112,978  $331,130   200,000   $ 2,000   $7,082,502  $(8,134,828)  $(719,196)
                                   ==========  ========  ========   =======   ==========  ===========   =========

                            See accompanying notes to consolidated financial statements
                                                        F-4

                                     DYNECO CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended December 31, 2004 and 2003
                                                                                   2004            2003
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................      $(434,523)      $(598,889)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................         28,757          34,296
  Impairment loss .........................................................        144,603               -
  Common stock issued for services ........................................         24,000         333,000
  Warrants issued for services ............................................         11,000               -
  Gain on debt settlement .................................................              -         (37,471)
  Interest accretion on loan payable ......................................         19,633          17,418
  (Increase) decrease in current assets:
     Accounts receivable ..................................................         18,125         (21,500)
     Inventory ............................................................              -           1,500
     Other assets .........................................................           (521)            346
     Other current assets .................................................          1,940          (6,050)
  Increase (decrease) in current liabilities:
     Accounts payable .....................................................          9,250         (11,013)
     Accrued expenses .....................................................         (4,223)          2,904
     Other accrued liabilities ............................................          5,859               -
                                                                                 ---------       ---------
     NET CASH USED IN OPERATING ACTIVITIES ................................       (176,100)       (285,459)
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs ............................................................         (8,491)        (26,277)
  Purchase of property and equipment ......................................         (1,049)         (7,616)
                                                                                 ---------       ---------
  NET CASH USED IN INVESTING ACTIVITIES ...................................         (9,540)        (33,893)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable ..............................................              -          (2,524)
  Repayment of shareholder loans ..........................................         (2,309)              -
  Repayment of capital lease obligation ...................................        (14,603)        (26,649)
  Loan payable advances, net ..............................................              -         150,000
  Proceeds from sale of common stock ......................................         20,000         373,980
                                                                                 ---------       ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................          3,088         494,807
                                                                                 ---------       ---------

Net increase (decrease) in cash ...........................................       (182,552)        175,455

CASH AT BEGINNING OF YEAR .................................................        199,441          23,986
                                                                                 ---------       ---------

CASH AT END OF YEAR .......................................................      $  16,889       $ 199,441
                                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
Interest ..................................................................      $  10,544       $  26,601
                                                                                 =========       =========

Supplemental disclosure of noncash investing and financing activities:

    During 2003, the Company issued 60,000 shares of common stock valued at $7,200 and 120,000 warrants in settlement of $15,000 of accounts payable, resulting in a $7,800 gain on debt settlement.

    During 2004, the Company refinanced $24,525 of a lease obligation.

                        See accompanying notes to consolidated financial statements
                                                    F-5

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

            DynEco Corporation and Subsidiary ("DynEco" or the "Company") is engaged primarily in developing and commercializing patented air and hydrogen compressors, known collectively as UniVanetm devices, for stationary and automotive fuel cells. During 2004 and 2003, the Company's wholly-owned subsidiary, DynEco International, Inc., was inactive.

         Principles of Consolidation:

            For the years ended December 31, 2004 and 2003, the financial statements include the accounts of DynEco Corporation and its wholly-owned subsidiary, DynEco International, Inc. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions, which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

            Significant estimates in 2004 and 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, amortization period on patent rights, valuation of patent rights, depreciable lives on equipment and valuation of stock based compensation.

         Cash and cash Equivalents:

            For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         Accounts Receivable:

            The Company believes that all accounts receivable are fully collectible as of December 31, 2004 and 2003. Accordingly, no allowance for doubtful accounts has been recorded. If management becomes aware of collectability issues, based on a specific identification basis due to the low quantity of customers, an appropriate amount will be reserved and charged to operations when that determination is made.

         Property and Equipment:

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method and is expensed based upon the estimated useful lives of the assets which ranges from three to seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

         Patent Rights:

            Patent rights consist of the costs incurred to obtain patent rights associated with compressor technology. Patent rights are amortized using the straight-line method over their seventeen to twenty year life commencing upon patent issuance and the generation of revenues utilizing the underlying technology. The Company reviews its patent rights for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the undiscounted future cash flows of the patent rights are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company recorded and charged to operations impairment losses of $144,603 and $0, relating to patent rights, for the years ended December 31, 2004 and 2003, respectively.

         Impairment of Other Long-Lived Assets:

            The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized.

         Stock-Based Compensation:

            The Company has three stock-based compensation plans, which are described more fully in Note 9. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. No stock-based employee compensation cost is reflected in net income during 2004 and 2003, as there were no option grants.

            The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income
            (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

            The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

            The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of December 31:

                                                            2004         2003
                                                         ---------   ----------
Net loss, as reported .................................  $(434,523)  $ (598,889)

Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects ..          -            -
                                                         ---------   ----------

Deduct: Total stock-based compensation expense,
  determined under fair value based method for all
  awards, net of related tax effects ..................          -            -
                                                         ---------   ----------
Proforma net loss .....................................  $(434,523)  $ (139,402)
                                                         =========   ==========
Basic and diluted per share information:
Net loss per share, as reported .......................  $   (0.01)  $    (0.02)
                                                         =========   ==========
Net loss per share, proforma ..........................  $   (0.01)  $    (0.02)
                                                         =========   ==========

         Research and Development

            In accordance with Statement of Financial Accounting Standards No. 2 "Accounting For Research and Development Costs," the Company expenses all research and development costs. Research and development expenses included in General and administrative expenses were $6,819 and $20,886 in 2004 and 2003, respectively.

         Revenue Recognition:

            The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

            The Company had two sources of revenues totaling $286,900 and $176,500 during the years ended December 31, 2004 and 2003 respectively; compressor revenues and contract consulting revenue.

            Compressor revenues totaled $11,900 for 2004 and $1,500 for 2003. Sales revenues for customer orders of compressors are recognized at the time of order completion, defined as when all Company manufacturing and internal inspection obligations related to that order have been satisfied. This occurs upon order shipment.

            Contract consulting revenue totaled $275,000 for 2004 and $175,000 for 2003 and related to the Parker-Hannifin ("Parker") agreement stipulating a monthly fee of $25,000 per month starting in June 2003. Contract consulting revenue is recognized for service contracts at the time of satisfaction of all obligations pursuant to the underlying contract. That contract terminated after November 2004.

         Income Taxes:

            The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         Basic and Diluted Net Income (Loss) Per Share:

            Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2004, there were approximately 18,746,287 common stock equivalents outstanding, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share in 2004 or 2003 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

         Concentration of Credit Risk and Other Concentrations

            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Accounts receivable arose principally from consulting contract revenues with Parker-Hannifin Corporation in 2004, from the sale of developmental compressor products to the Company's customer base consisting of businesses in the stationary and automotive fuel cell industries located throughout the world.

            The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the emerging fuel cell industry. At December 31, 2004, $6,797 or 99% of the accounts receivable balance was due from one customer and in 2003, 100% of accounts receivable was due from one customer.

            The Company recognized $275,000 or 96% in revenues for the year ended December 31, 2004 from the same customer and recognized 99% of revenues in 2003 from one customer.

            As of December 31, 2004, the Company's business is dependent upon three U.S. patents along with several related foreign patents and foreign patents pending. All patents issued and pending are in the name of a current officer/director of the Company, which the Company licenses from that officer/director pursuant to the terms of a Technology License Agreement (see Note 8).

            The Company is relying on it Parker-Hannifin Exclusive Worldwide License Agreement for future revenues (see Note 8).

         Fair Value of Financial Instruments:

            Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

            The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, notes payable and capital leases. The fair values of cash, accounts receivable, accounts payable and accrued liabilities approximated carrying values due to the short-term nature of these instruments. Fair values for notes payable and capital leases are not readily available, but the carrying values are believed to approximate fair value.

         New Accounting Pronouncements:

            The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

            In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

            In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

         Reclassifications

            Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

NOTE 2   GOING CONCERN

         The Company has a net loss of $434,523 and net cash used in operations of $176,100 for the year ended December 31, 2004, a working capital deficiency of $638,325, accumulated deficit of $8,134,828, and a stockholders' deficiency of $719,196 at December 31, 2004. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 at December 31, 2004. The Company plans to settle the balance owing on these notes payable through issuance of common stock in 2005. Because the Company's developmental contracts generate insufficient operating capital and given these financial results along with the Company's expected cash requirements in 2005, additional capital investment will be necessary to develop and sustain the Company's operations.

         In February 2005, the Company raised $300,000 before offering costs through the sale of convertible debentures with warrants.

         Management believes that its plans will allow for adequate funding of the Company's cash requirements through December 31, 2005, although no assurance regarding this belief nor the success of these efforts can be provided at this time.

         In the event that management's plans as described above are not successful, the Company may be required to delay or curtail its fuel cell compressor development and commercialization programs or be forced to further reduce its present operations. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

         In addition, in September 2004, the Company received 90 days notice from Parker Hannifin to cancel the consulting agreement as laid out in the original exclusive worldwide license agreement dated May 1, 2003. The consulting agreement terminated after November 2004. Once released to production, the Company will forgo the first $75,000 of royalties owed by Parker, although this amount will be credited toward any minimums due under the agreement. The original agreement will stand in all other respects.

NOTE 3   PATENT RIGHTS

         Patent rights are licensed from an officer/director (see Note 8) and consisted of the following at December 31:

                                                                   Estimated
                                                                 Useful Life in
                                            2004        2003         Years
                                         ---------   ---------   --------------
         Patent Rights ................  $ 223,995   $ 215,504      17 - 20
         Less: accumulated amortization    (79,392)    (63,831)
         Impairment Loss ..............   (144,603)          -
                                         ---------   ---------
         Patent rights, net ...........  $       -   $ 151,673
                                         =========   =========


         Amortization expense was $15,561 in 2004 and $13,099 in 2003.

         During the year ending December 31, 2004, the Company recognized an impairment loss of $144,603 on its UniVane(TM) patent rights. Although the license agreement with a customer is still in effect, since license revenues have not started and since the consulting agreement was cancelled, the Company has been unable to project a positive cash flow from this product or establish a fair market value of the patent using other valuation techniques.

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                                   Estimated
                                                                 Useful Life in
                                            2004        2003         Years
                                         ---------   ---------   --------------
         Machinery and equipment ......  $ 136,322   $ 148,114       3 - 10
         Equipment under capital lease     108,840      95,999         7
         Office furniture and equipment     57,865      57,865       3 - 10
         Leasehold improvements .......      4,615       4,615         5
                                         ---------   ---------
         Total property and equipment .  $ 307,642   $ 306,593
         Less accumulated depreciation    (248,194)   (234,998)
                                         ---------   ---------
         Property and equipment, net ..  $  59,448   $  71,595
                                         =========   =========

         Depreciation expense, including that on equipment under capital lease, was $13,196 in 2004 and $21,197 in 2003.

NOTE 5   LOANS PAYABLE

         Loans Payable

         Technological Research and Development Authority Funding Agreement:

            In November 2002, the Company entered into an agreement with the Florida Technological Research and Development Authority (TRDA), which provides for up to $150,000 in funding for the development and commercialization of DynEco's UniVanetm compressors and hydrogen circulators for fuel cell applications. In consideration of the funding, the Company is obligated to make royalty payments to TRDA equal to five percent of future UniVanetm-related sales up to an amount equal to three times the amount DynEco receives from TRDA. During 2003, the entire $150,000 funding commitment was received. The agreement expires in November 2012. Pursuant to EITF No. 88-18 "Sale of Future Revenues", the Company recorded the funding as a current liability and in connection with APB No. 21 "Interest on Receivables and Payables," accretes interest to the maximum value of $450,000 through the November 2012 expiration date. At December 31, 2004, in connection with the accretion of interest, the Company charged $19,633 to interest expense. The accreted balance due as of December 31, 2004 was $187,052 and is included in loans payable in the accompanying balance sheet.

         Loan Payable to Finance Company

            The Company refinanced a capital lease obligation through a new finance company in November of 2004. The loan requires 60 monthly payments of $521 consisting of principal and interest. One payment of $521 was made during the year. The principal balance at December 31, 2004 was $24,219 consisting of $3,883 current portion included in loans payable and $20,336 included in loans payable, net of current portion.

NOTE 6   NOTES PAYABLE-SHAREHOLDERS

         Notes payable - shareholders consisted of the following at December 31:

                                                          2004        2003
                                                       ---------   ---------
         Promissory notes payable - shareholders;
         Interest bearing at rates ranging from 8% to
         15 %, unsecured and due at various dates
         through August 2007 ........................  $ 157,651   $ 159,655
         Less current maturities ....................    (37,102)    (37,005)
                                                       ---------   ---------
         Long - term portion of notes payable -
          shareholders ..............................  $ 120,549   $ 122,650
                                                       =========   =========

         Future maturities of notes payable - shareholders are as follows for years ending December 31:

                                2005   $ 37,102
                                2006      2,216
                                2007    118,333
                                       --------
                                       $157,651
                                       ========

         The Company repaid $2,309 of notes payable to a shareholder during the year ended December 30, 2004.

         At December 31, 2004, the Company was in default of the repayment terms on notes aggregating $35,000. This amount is included in the current maturities of notes payable on the accompanying consolidated balance sheet at December 31, 2004.

NOTE 7   CAPITAL LEASES

         The company repaid $14,603 of capital leases during the year ended December 31, 2004 and an additional $24,525 was repaid through a refinancing transaction discussed above.

         The maturities of the Capital Lease Obligations are as follows:

         2005                    $ 1,538
                                 =======

NOTE 8   COMMITMENTS AND CONTINGENCIES

         Edwards Technology License Agreement:

            During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVanetm technology, developed by a current officer/director in exchange for future royalty payments based on the underlying technology-producing income. The Company is obligated to pay the officer/director quarterly royalties equal to one percent of sales or lease of related products and sublicensed products and ten percent of any royalty income in excess of $500,000 per year received from sublicense agreements. The agreement expires upon the last to expire of the license patents (July 2021) and the Company may cancel the license agreement any time after December 2009, upon six months written notice by the Company. As of December 31, 2004, no royalty payments were incurred or due as no related sales have yet occurred. (See Note 3)

         Technological Research and Development Authority Funding Agreement:

            See Note 5

         Parker-Hannifin Exclusive Worldwide License Agreement and Consulting
         Agreement:

            During May 2003, the Company granted an exclusive worldwide license agreement to Parker to manufacture and market the Company's UniVanetm air compressors and hydrogen circulators. Under the license agreement, the Company is precluded from manufacturing, using, or selling its air compressors and hydrogen circulators to anyone other than Parker-Hannifin and from developing or licensing our technology air compressor and hydrogen circulator technology to any other party. In consideration of the license, Parker is obligated to pay the Company a royalty fee on a quarterly basis. The royalty rate ranges from 15% of the licensed technology's net sales for the first 50 units sold on an annual basis to 6% for units sold in excess of 10,000 annually. Beginning in 2007, the minimum annual royalty fee is $100,000. If units sold are insufficient to reach the minimum annual royalty, Parker has the right to remit the difference or the Agreement converts to a non-exclusive license. This Agreement expires at the later date of either the last licensed UniVanetm patent expiration, or the final use of UniVanetm -related technology by Parker-Hannifin.

            Additionally in June 2003, the Company entered into a product consulting agreement with Parker. In exchange for continued product development and engineering services from the Company, Parker is obligated to pay a monthly fee of $25,000 for the first year of service. In November 2004, the consulting agreement terminated. In conjunction with the termination, the Company will forgo the first $75,000 of royalties owed by Parker.

         Operating Lease:

            The Company currently leases space on a month-to-month basis. Rent expense for the years ending December 31, 2004 and 2003 were $18,888 and $12,800, respectively.

NOTE 9   STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash

            During 2003, the Company issued 3,260,000 common shares for $0.12 per share or $391,200 and incurred offering costs of $17,220, which were offset against the proceeds.

            On December 15, 2004, the Company accepted $20,000 for 200,000 shares of common stock from three individuals. The transfer agent has not yet issued the shares as of December 31, 2004 and accordingly, the shares are reflected as issuable at December 31, 2004.

         Common Stock Issued for Debt and Services:

            During 2003, the Company issued 60,000 shares of common stock valued at $7,200 and 120,000 warrants to purchase common stock at $.18 per share, in settlement of $15,000 of accounts payable. In connection with the settlement, the Company recognized a gain on debt settlement totaling $7,800.

            During 2003, the Company issued 2,775,000 shares of common stock valued at $333,000 in exchange for consulting, legal, directors and employee services.

            All shares of common stock issued in settlement of debt or for payment of services received were valued at the stated share price actually received in the respective year's contemporaneous private placement offerings. During 2004 and 2003, the stated share price received was $.12.

            On February 5, 2004, the Company settled an outstanding legal services agreement from August 1, 2001, in which the holder was owed $10,000 payable with 100,000 shares of issuable common stock, which had been reflected in the Company's records as common stock issuable. In February 2004, the Company granted a stock option in lieu of issuing shares. Under the terms of the option, which expires August 1, 2006, the holder could exercise an option to purchase 100,000 shares with an exercise price of $.10 per share. The Company has determined that the exercise price has been pre-paid but the option has not been exercised as of the balance sheet date. As a result of this exchange of one equity instrument for another, there is no additional compensation expense pursuant to the rules of SFAS No. 123. Accordingly, $1,000 was reclassified from common stock issuable to additional paid-in capital.

            On April 27, 2004, the Company issued 200,000 shares of common stock having a fair value of $24,000 to a Director for services rendered. The shares were valued at $0.12 per share, which reflects recent cash offering prices at that time of the Company's common stock since the Company was not yet publicly trading its common stock (See
            Note 10).

         Common Stock Issuable:

            At December 31, 2003, the Company was obligated to issue an aggregate of 100,000 shares of common stock from a 2001 grant for legal services incurred in connection with a private placement of common stock. In February 2004, these shares due were cancelled in exchange for stock options (see above). During 2003, the Company issued 240,000 shares of common stock, which were issuable at December 31, 2002. At December 31, 2004, 200,000 shares were issuable pursuant to a stock sale (see above).

         Common Stock Warrants:

            At December 31, 2004, the Company had warrants outstanding as follows:

               Common Shares       Exercise Price        Expiration
               Under Warrant         Per Share              Date
               -------------       --------------      --------------
                 12,185,120            $ .18              June 2007
                  4,000,000            $ .18            November 2005
                    100,000            $ .18           September 2006
                    100,000            $ .15            December 2006
                 ----------
                 16,385,120
                 ==========
                 ==========
            A summary of changes in stock warrants during 2004 and 2003 is presented below:

                                                    2004           2003
                                                 -----------   -----------
               Outstanding at beginning of year   16,215,120     9,535,120
               Granted ........................      200,000     7,170,000
               Expired or Cancelled ...........      (30,000)     (490,000)
                                                 -----------   -----------
               Balance at December 31, 2004 ...   16,385,120    16,215,120
                                                 ===========   ===========

            During April 2004, the Company granted a consultant 100,000 common stock warrants for services rendered exercisable immediately at $.18 per share and expiring in September 2006. The warrants have an $11,000 value based on a Black-Scholes options pricing computation using a fair value of $.12 per share based on a recent offering, 2 year expected term, zero expected dividends, volatility of 281% and a discount rate of 3.43%. The $11,000 is included in General and Administrative expense for 2004.

            Another 100,000 warrants were issued as part of the December 2004 common stock sale discussed above.

         Stock-Based Compensation Plans:

            At December 31, 2004, the Company has two stock-based compensation plans, as follows: The 1993 Corporate Stock Option Plan, and the 2001 Equity Incentive Plan. The 1993 Advisors Stock Option Plan has terminated however, outstanding grants under the plan will continue according to their terms until exercised or expired.

            The 1993 Corporate and Advisors Stock Option plans have an aggregate 1,500,000 shares of common stock reserved for issuance under the plans. The Corporate Plan provides for the issuance of incentive stock options and nonqualified stock options, whereas, the Advisors Plan only allows for the issuance of nonqualified stock options. Pursuant to the plans, the board of directors may grant options to key individuals at their discretion. Options are granted under the Corporate and Advisors plans on such terms and at prices as determined by the compensation committee. All options granted by the Company have been at prices equal to the current offering's private placement stated per share prices.

            The 2001 Equity Incentive Plan has an aggregate 1,000,000 shares of common stock reserved for issuance under the plan. The Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory options, stock bonuses, and rights to purchase restricted stock. The board of directors administers the Plan and options, stock bonuses and stock rights are granted to key individuals at their discretion. The maximum option term is ten years. There have been no stock options, stock bonuses or stock rights granted under the 2001 Equity Incentive Plan through December 31, 2004.

            In February 2004, the Company issued 100,000 options exercisable at $.10 as settlement of common stock issuable (see above).

            At December 31, 2004, the Company had the following non-qualified options outstanding and exercisable as follows:

    Range of          Common Shares      Weighted Average      Weighted Average
 Exercise Price       Under Option        Remaining Life        Exercise Price
 --------------       -------------      ----------------      ----------------
     $ .12                200,000           4.0 Years               $ .12
     $ .38              1,517,834           3.9 Years               $ .38
     $ .38                 10,000           3.4 Years               $ .38
     $ .10                700,000           1.1 Years               $ .10
     $ .05                 33,333           0.5 Years               $ .05
                        ---------
                        2,461,167

            All options are presently exercisable.

            A summary of the changes in stock options outstanding during 2004 and 2003 is presented below:

                                            2004                    2003
                                    ---------------------   --------------------
                                                 Weighted               Weighted
                                                  Average               Average
                                                 Exercise               Exercise
                                      Shares      Price      Shares      Price
                                    ----------   --------   ---------   --------
       Options outstanding at the    4,713,369   $  0.33    4,783,369   $  0.33
         beginning of the year
       Options granted                 100,000   $  0.10            -   $   -
       Options exercised                     -   $   -              -   $   -
       Options forfeited            (2,352,202)  $ (0.37)     (70,000)  $ (0.10)
                                    ----------              ---------
       Options outstanding at end    2,461,167   $  0.28    4,713,369   $  0.33
         of year
                                    ==========              =========
       Weighted average fair value
         of options granted during
         the year                                $   -                  $   -

NOTE 10  RELATED PARTY TRANSACTIONS

         Employment Agreement:

            On January 1, 2004, the Company entered into an employment agreement with an individual acting as the Company's Chief Technical Officer and Chief Executive Officer. Under the terms of the agreement, the individual will receive a salary as follows:

            Year ended December 31,
            -----------------------
            2004           $ 60,000
            2005           $ 70,000
            2006           $ 80,000
            2007           $ 90,000
            2008           $100,000

            On June 29, 2004, the Company issued 200,000 shares of common stock having a fair value of $24,000 to its Chairman of the Board of Directors for services rendered (See Note 9).

            Patent rights are licensed from an officer/director of the Company. (See Notes 3 and 8)

NOTE 11  INCOME TAXES

         The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                           2004        2003
                                                          -------    -------
         Tax benefit computed at the maximum
            federal statutory rate ....................   (34.0)%    (34.0)%
         Net (increase) due to various
            basis differences in assets and liabilities     5.1         .2
         Net operating loss carryforward ..............    28.9       34.2
                                                          ------     ------

         Income tax provision .........................      -  %       -  %
                                                          ======     ======

         The tax effect of temporary differences at December 31 were as follows:

                                                     2004          2003
                                                  -----------   -----------
         Asset:
            Net operating loss carryforward ....  $ 2,389,507   $ 2,887,000
            Other individually immaterial items        81,125       110,000
                                                  -----------   -----------
         Net deferred tax asset before valuation
           allowance ...........................    2,470,632     2,997,000
         Less valuation allowance ..............   (2,470,632)   (2,997,000)
                                                  -----------   -----------

         Net deferred tax asset ................  $         -   $         -
                                                  ===========   ===========

         For financial statement purposes, no tax benefit has been reported in 2004 or 2003 as the Company has had significant losses since inception and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. The change in the valuation allowance was a decrease of approximately $526,000 in 2004 and an increase of $179,000 in 2003.

         At December 31, 2004, the Company had net operating loss carryforwards as follows for income tax purposes:

                     Carryforward             Net Operating
                  Expires December 31       Loss Carryforwards
                  -------------------       ------------------
                        2005                       550,000
                        2006                       206,000
                        2007                       236,000
                        2008                       274,000
                        2009                       716,000
                        2010                     1,110,000
                        2011                     1,718,000
                        2012                     1,017,000
                        2018                       436,000
                        2019                       392,000
                        2020                       195,000
                        2021                       180,000
                        2022                       337,000
                        2023                       603,000
                        2024                       425,000
                                                -----------
                                                $8,395,000

         The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code. Furthermore, carryforwards relating to DynEco International, Inc., prior to its March 31, 1994 acquisition (approximately $400,000) are subject to separate return limitation regulations.

NOTE 12  GAIN ON DEBT SETTLEMENT

         In 2003, the Company recognized a gain of $37,471 related to a settlement of accounts payable for $7,800 and various statutory expirations of accounts payable totaling $29,671.

NOTE 13  SUBSEQUENT EVENTS

         Sale of Common Stock and Warrants

            In January 2005, the Company issued an additional 250,000 common shares and 125,000 warrants exercisable at $.15 per share for two years in exchange for $25,000 cash.

         Sale of Secured Convertible Promissory Notes and Warrants

            On March 2, 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. The notes mature on March 2, 2007. The notes are convertible at the option of the two holders into shares of our common stock, at a price of $.10 per share, subject to adjustment. The notes are payable with interest at the rate of 5% per annum. Principal amortization payments, each in the amount of $15,789.47 plus accrued interest, are to be paid in 19 equal monthly installments, commencing July 2, 2005. Amortization payments may be made in cash (accompanied by a 10% premium) or, at our option, in registered common stock, at a 20% discount to market. Amortization payments in stock are subject to (a) a limitation based upon the weighted average trading volume of the common stock for the 20 trading days preceding the payment date and (b) a 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding.

            We also issued the investors immediately exercisable common stock purchase warrants to purchase an aggregate of 7,500,000 shares of common stock, consisting of (a) five year warrants to purchase 3,000,000 shares at an exercise price of $.14375 per share, subject to adjustment, (b) five-year warrants to purchase 1,500,000 shares at an exercise price of $.25 per share, subject to adjustment and
            (c) five year warrants to purchase 3,000,000 shares at $.10 per share, subject to adjustment. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $.15 or more for 30 consecutive trading days, and average daily volume during such period is at least 250,000 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding. If certain registration statement requirements as discussed below are not met, the warrants holders may cashless exercise the warrants.

            We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. The registration statement must be filed by April 30, 2005 and effective within 90 days from the filing date or we will incur liquidated damages equal to 2% of the promissory note principal balance per 30 days of non-compliance. Repayment of the notes is collateralized by a general security interest in all of our assets.

            If the Company does not issue unlegended shares under the provisions of the agreements, the Company may incur additional liquidated damages of $100 per day for each $10,000 of purchase price per 30 days of non-compliance.

            We paid unaffiliated finders a total of $27,000, by the issuance of promissory notes payable in the same manner as the investor notes, and issued the finders five-year warrants to purchase a total of 270,000 shares of common stock, exercisable at $.14375 per share, subject to adjustment. The warrants are valued at $27,000 (see valuation method and assumptions below). In addition, we incurred $21,726 of legal expenses relating to this offering. The total costs of $75,726 are considered a debt issue cost deferred asset to be amortized over the debt term.

            The value of the 7,500,000 warrants issued with the convertible promissory notes exceeded the $300,000 promissory note value and accordingly, the full amount of the note of $300,000 was allocated to the warrant value by recording a debt discount of $300,000 and a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $.10 based on recent offerings by the Company, 5 year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.99%. As there was no value allocated to the debt, there was no beneficial conversion amount to record.