Form 10QSB
period 2005-03-31
DYNECO CORP
filed 2005-05-13
CIK 934873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER 333-07953


                               DYNECO CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                      41-1508703
               ---------                                      ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                564 International Place, Rockledge, Florida 32955
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (321) 639-0333
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 12, 2005, the registrant had 33,562,978 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               DYNECO CORPORATION

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets as of March 31, 2005...............   1

   Condensed Consolidated Statements of Operations for the three months
   ended March 31, 2005 and March 31, 2004..................................   2

   Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2005 and March 31, 2004..................................   3

   Notes to Interim Condensed Consolidated Financial Statements............. 4-8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9-13

Item 3.  Controls and Procedures............................................  14


PART II.  OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds........  15

Item 6.  Exhibits...........................................................  15

Signatures..................................................................  16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DYNECO CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash ........................................................   $   223,173
    Accounts receivable .........................................         1,802
    Other current assets ........................................         4,304
                                                                    -----------

               Total current assets .............................       229,279

Property and equipment, net .....................................        46,888
                                                                    -----------

Other Assets:
    Deposits ....................................................           566
    Debt issue costs, net .......................................        46,696
                                                                    -----------
               Total Other Assets ...............................        47,262

               Total Assets .....................................   $   323,429
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ............................................   $   132,696
    Accrued compensation ........................................       280,708
    Accrued interest ............................................        27,182
    Other accrued liabilities ...................................         5,851
    Loan payable ................................................       192,535
    Loan payable - bank .........................................         3,988
    Current maturity of notes payable - shareholders ............        37,134
    Current maturity of capital lease obligations ...............         1,153
                                                                    -----------

         Total Current Liabilities ..............................       681,247

Long Term Liabilities:
    Loans payable - bank, net of current portion ................        19,300
    Notes payable - shareholders, net of current portion ........       120,344
    Convertible debentures, net of discount of $313,375 .........        13,625
                                                                    -----------

         Total Long Term Liabilities ............................       153,269

         Total Liabilities ......................................       834,516
                                                                    -----------

Commitments and contingencies ...................................             -

Stockholders' Deficit:
    Preferred stock, $.01 par value; 20,000,000 authorized
         none issued and outstanding
    Common stock, $.01 par value; 80,000,000 authorized
         33,562,978 issued and outstanding ......................       335,630
         Additional Paid-in capital .............................     7,432,002
    Accumulated deficit .........................................    (8,278,719)
                                                                    -----------

               Total Stockholders' Deficit ......................      (511,087)
                                                                    -----------

               Total Liabilities and Stockholders' Deficit ......   $   323,429
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          2005          2004
                                                      -----------   -----------

Revenues - consulting ..............................  $         -   $    75,000

Cost of revenues ...................................            -             -
                                                      -----------   -----------

         Gross Profit ..............................            -        75,000

Operating expenses:
    Compensation ...................................       35,344        42,710
    General and administrative .....................       86,173        75,009
                                                      -----------   -----------

         Total operating expenses ..................      121,517       117,719
                                                      -----------   -----------

         Loss from operations ......................     (121,517)      (42,719)

Other income (expenses):
    Interest income ................................          338            21
    Interest expense ...............................      (22,712)       (8,560)
                                                      -----------   -----------

         Total other income (expense), net .........      (22,374)       (8,539)
                                                      -----------   -----------

         Net loss ..................................  $  (143,891)  $   (51,258)
                                                      ===========   ===========


Basic and diluted per share information:
    Net loss per share .............................  $         -   $         -
                                                      ===========   ===========

Weighted average number of common shares outstanding   33,521,311    32,952,538
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          2005           2004
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................     $(143,891)     $ (51,258)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization ..............        12,560          8,406
      Amortization of debt issue costs ...........         2,030              -
      Amortization of debt discount ..............        13,625              -
      Interest accretion on loan payable .........         5,484          4,645
      Bad debt expense ...........................           454              -
    (Increase) decrease in current assets:
      Accounts receivable ........................         5,073              -
      Other current assets .......................           385          2,358
    Increase (decrease) in current liabilities:
      Accounts payable ...........................         6,456           (641)
      Accrued expenses ...........................         2,324         (4,257)
                                                       ---------      ---------

      Net cash used in operating activities ......       (95,500)       (40,747)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .............             -              -
  Increase in other assets .......................             -              -
                                                       ---------      ---------

      Net cash used in investing activities ......             -              -
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments ................................        (1,105)          (491)
  Proceeds from convertible debentures ...........       300,000              -
  Repayment of capital lease obligation ..........          (385)        (5,248)
  Debt issue costs ...............................       (21,726)             -
  Issuance of common stock .......................        25,000              -
                                                       ---------      ---------

      Net cash provided by (used in) financing
       activities ................................       301,784         (5,739)
                                                       ---------      ---------

Net increase (decrease) in cash ..................       206,284        (46,486)

Cash - beginning of period .......................        16,889        199,441
                                                       ---------      ---------

Cash - end of period .............................     $ 223,173      $ 152,955
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest .........     $   1,629      $   2,541
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    On March 2, 2005 the Company issued $300,000 of convertible debentures and $27,000 of promissory notes and warrants that had debt discounts equal to the full value under the Black Scholes option pricing models as dicussed in the Notes.

          See accompanying notes to consolidated financial statements.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form SB-2.


NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STOCK-BASED COMPENSATION

         The Company has three stock-based compensation plans, The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant.

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

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of March 31:

                                                           2005          2004
                                                       -----------    ---------
Net loss, as reported ..............................   $ (143,891)    $ (51,258)
Add: Stock-based employee compensation expense
    included in reported net income, net of related
    tax effects ....................................            -             -
                                                       ----------     ---------
Deduct: Total stock-based compensation expense,
    determined under fair value based method for all
    awards, net of related tax effects .............            -             -
                                                       ----------     ---------


Proforma net loss ..................................   $ (143,891)    $ (51,258)
                                                       ==========     =========

Basic and diluted per share information:
    Net loss per share, as reported ................   $        -     $       -
                                                       ==========     =========

    Net loss per share, pro forma ..................   $        -     $       -
                                                       ==========     =========

NOTE 3   GOING CONCERN AND MANAGEMENT'S PLAN

         The Company has a net loss of $143,891 and net cash used in operations of $95,500 for the three months ended March 31, 2005, a working capital deficiency of $451,968, accumulated deficit of $8,278,719, and a stockholders' deficiency of $511,087 at March 31, 2005. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 at March 31, 2005. The Company plans to settle the balance owed on these notes payable through issuance of common stock. The Company's developmental contracts generate insufficient operating capital and given the above financial results along with the Company's expected cash requirements in 2005, additional capital investment will be necessary to develop and sustain the Company's operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that its plans will allow for adequate funding of the Company's cash requirements through December 31, 2005, although no assurance regarding this belief nor the success of these efforts can be provided at this time.

         In the event that management's plans as described above are not successful, the Company may be required to delay or curtail its fuel cell compressor development and commercialization programs or be forced to further reduce its present operations. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

NOTE 4   LOANS PAYABLE

         During the three months ended March 31, 2005, the Company recognized $5,484 of interest accretion on a loan payable.

         The Company also repaid $933 on a loan payable to a Bank for the three months ended March 31, 2005. The loan was used to refinance a capital lease obligation in December 2004.

NOTE 5   NOTES PAYABLE - SHAREHOLDERS

         During the three months ended March 31, 2005, the Company repaid $191 of notes payable - shareholders. Total notes payable - shareholders at March 31, 2005 aggregated $157,478.

NOTE 6   NOTES PAYABLE - CONVERTIBLE DEBENTURES & OTHER

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

         We also issued the investors immediately exercisable common stock purchase warrants to purchase an aggregate of 7,500,000 shares of common stock, consisting of (a) five year warrants to purchase 3,000,000 shares at an exercise price of $.14375 per share, subject to adjustment, (b) five-year warrants to purchase 1,500,000 shares at an exercise price of $.25 per share, subject to adjustment and (c) five year warrans to purchase 3,000,000 shares at $.10 per share, subject to adjustment. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $.15 or more for 30 consecutive trading days, and average daily volume during such period is at least 250,000 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding. If certain registration statement requirements as discussed below are not met, the warrants holders may cashless exercise the warrants.

         We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. The registration statement must be filed by April 30, 2005 and effective within 90 days from the filing date or we will incur liquidated damages equal to 2% of the promissory note princial balance per 30 days of non-compliance. Repayment of the notes is collateralized by a general security interest in all of our assets.

         If the Company does not issue unlegended shares under the provisions of the agreements, the Company may incur additional liquidated damages of $100 per day for each $10,000 of purchase price per 30 days of non-compliance.

         We paid unaffiliated finders a total $27,000, by the issuance of promissory notes payable in the same manner as the investor notes, and issued the finders five-year warrants to purchase a total of 270,000 shares of common stock, excercisable at $.14375 per share, subject to adjustment. The warrants are valued at $27,000 and a debt discount of $27,000 was recorded (see valuation method and assumptions below). The total debt issue costs of $48,726 is amortized over the debt term.

         The value of the 7,500,000 warrants issued with the convertible promissory notes exceeded the $300,000 promissory note value and accordingly, the full amount of the note $300,000 was allocated to the warrant value by recording a debt discount of $300,000 and a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $.10 based on recent offering by the Company, 5 year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.99%. As there was no value allocated to the debt, there was no beneficial conversion amount to record.

         Convertible debentures ..........................     $327,000
         Debt discount ...................................      313,375
                                                               --------
         Convertible debentures, net of discount .........     $ 13,625
                                                               ========


         Debt issue costs ................................     $ 48,726
         Amortization of costs thru March 31, ............        2,030
                                                               --------
         Debt issue costs, net of amortization ...........     $ 46,696
                                                               ========

NOTE 7   CAPITAL LEASES

         During the three months ended March 31, 2005, the Company repaid $385 of capital leases. Total leases payable at March 31, 2005 aggregated $1,153.

NOTE 8   RELATED PARTY TRANSACTIONS

         Edwards Employment Agreement

            On January 1, 2004, the Company entered into an employment agreement with an individual acting as the Company's Chief Technical Officer and Chief Executive Officer. Under the terms of the agreement, the individual will receive a salary as follows:

                           Year ended December 31,
                           -----------------------

                           2005           $ 70,000
                           2006           $ 80,000
                           2007           $ 90,000
                           2008           $100,000

         Edwards Technology License Agreement:

            During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVanetm technology, developed by a current officer/director in exchange for future royalty payments based on the underlying technology-producing income. The Company is obligated to pay the officer/director quarterly royalties equal to one percent of sales of related products and sublicensed products and ten percent of any royalty income received from sublicense agreements. The agreement expires in December 2009, or upon six months written notice by the Company. As of March 31, 2005, no royalty payments were incurred or due as no related sales have yet occurred.

NOTE 9   STOCKHOLDERS' DEFICIENCY

         During January 2005, the Company issued 250,000 shares and 125,000 warrants exercisable at $.15 per share for two years in exchange for $25,000 cash.

         On March 9, 2005, the transfer agent issued the above certificates and the certificates for the stock that was issuable from December 15, 2004. Accordingly, the shares have been reclassified from issuable to issued.

NOTE 10  SUBSEQUENT EVENTS

         On April 7, 2005 the Company issued stock options to the Company's employees, directors, counsel and consultants that expire three years from the grant date. Under the 1993 Corporate Option Plan, the options were issued as follows:


         Directors .....................................        300,000
         Counsel and Consultants .......................         75,000
         Employees .....................................        131,667
         Chief Executive Officer (CEO) .................        100,000

         Under the 2001 Incentive Stock Option Plan the options were issued as follows:

         Consultant ................................            500,000
         Employees .................................            168,333

         All of the options were granted at Fair Market Value ($.10) on the grant date and thus under APB 25 there is no expense for the options issued to the directors, employees and the CEO. Had the Company used the Fair Value Method under SFAS 123 method for directors, employees and the CEO, the expense would have been 69,300 to be recognized over the 3-year term.

         The options granted to Counsel and Consultants were valued under the Fair Value Method of SFAS 123 using the Black Scholes option pricing method with a common stock price of $.10 based on price for April 7, 2005 (grant date), 3 year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.90%. Therefore, the Company will record an expense of $56,925 over the 3-year term.

         On April 7th 2005, the Company's board extended the expiration date of 4,000,000 warrants owned by 2 holders from November 2005 to November 2006. There was no financial effect of this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of our cholesterol monitor, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing new technology devices, including technological advancements and innovations; consumer receptivity, preferences and availability and affordability; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors" in our final prospectus dated May 6, 2005, filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2005 and 2004, should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this prospectus.

GENERAL

         We are engaged primarily in developing and commercializing patented high efficiency low-pressure non-lubricated air compressors and hydrogen circulators, known collectively as UniVane(R) devices. The basic UniVane compressor technology development has been carried out by DynEco and is based upon the concepts, innovations and embodiments of the patents Dr. Edwards has exclusively licensed to us. That license agreement was entered into in January 2004, which replaced a license agreement entered into in 1992. Under the license agreement, we are required to pay Dr. Edwards one percent of revenues we receive from sales of products incorporating the licensed technology, and ten percent of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. The underlying UniVane patent #6,623,261, filed July 21, 2001 has a term of twenty years and expires on July 21, 2021. During May 2003, we granted an exclusive, world-wide patent license to Parker-Hannifin Corporation to further develop, enhance, manufacture and market our UniVane devices for all product applications into which the UniVane is incorporated.

         Under the license agreement, Parker-Hannifin is responsible for generating production UniVane compressor engineering designs and producing and marketing them. As a result, our technical efforts have been re-directed to generating potentially improved UniVane manufacturing designs, decreasing costs, increasing UniVane operational speeds and capacities and creating initial engineering conceptual layouts for different size UniVanes. In addition to engineering efforts to improve UniVane machines, we are also identifying non-fuel cell markets for UniVane compressors and designing systems that would employ the machines in those markets. Presently, we are designing and testing aeration systems that could be applied to pond water reclamation and the aquaculture industry. Much the same system could be used in dental offices to produce vacuum for patient saliva ejection; UniVanes contain little or no lubricant thus avoiding contamination of the medical system.

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

         Under the Parker License Agreement, DynEco was being paid $25,000 per month for 18-months primarily to transfer UniVane technology to Parker and to aid in the transition from prototype production to commercial manufacturing. The consulting services ceased in December 2004. Prior to 2003, DynEco was developing and attempting to commercialize the licensed UniVane technology with its own limited resources.

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

         Due to: (a) uncertainties in the developing fuel cell industry, (b) inherent risk of competing future technologies, and (c) our reliance on Parker-Hannifin, we recognized an impairment loss of the entire net carrying value of patent rights of $144,603 in 2004. This loss is reflected as an operating expense and an increased the stockholders' deficit to $719,196 at December 31, 2004.

         Stock Based Compensation Plans

         We have two stock based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 2,500,000 shares of common stock reserved for issuance. Total options outstanding were 2,461,167 at March 31, 2005. No options were granted during the three months ended March 31, 2005. Therefore there was no compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no pro forma disclosures required under the provisions of SFAS No. 123. If, however, we were to grant significant options to key individuals in the future, there may be an expense, which could be material, determined under the fair value based method to arrive at pro forma net income (loss). In April 2005, we granted options to purchase 1,275,000 shares under these plans.

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

         In May 2003, we licensed our UniVane patent rights to the Parker-Hannifin Corporation. At the same time we commenced providing services under an associated product consulting agreement with Parker-Hannifin. The product development and marketing and distribution resources of Parker-Hannifin are, of course, far greater than those of DynEco, and, in the long-term we anticipate that these resources will enable us to realize a greater level of revenues without the related costs that we would incur if we were to undertake these activities on our own. Moreover, our limited resources do not enable us to undertake performance of these activities.

         Our revenues for 2004 and 2003 were primarily derived from consulting fees under the agreement with Parker-Hannifin. Our consulting fees terminated in December of 2004.

         To date, there have been no sales of UniVane products that generated any royalty fees. In general, our license agreement with Parker-Hannifin does not expire until the later to occur of the last licensed UniVane patent expiration (i.e., July 21, 2021), or the final use of UniVane-related technology by Parker-Hannifin.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

         We had no revenues in the first three months of 2005 as compared to $75,000 in consulting revenues in first three months of 2004. The 2004 revenues related to the Parker-Hannifin consulting agreement.

         Operating expenses increased 3.2% to $121,517 for the first three months of 2005 from $117,719 for the first three months of 2004. Legal and professional fees for the first three months decreased to $783 for 2005 from $33,306 in 2004 because the Company classified $21,726 of legal fees as debt issue costs in 2005. Research and development costs for the first three months decreased to $17,259 in 2005 from $21,546.

         Interest expense increased for the first three months to $22,712 for 2005 from $8,560 for 2004, primarily because of the amortization of the debt discount on the convertible debentures. Our net loss increased $92,633 for the first three months of 2005 to $143,891 from $51,258 for the first three months of 2004.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         DynEco Corporation is a developmental stage company. Our financial condition relies on continuing equity investment until, if ever, Parker-Hannifin is successful in commercializing the UniVane technology. During 2004 and 2003 equity funding was augmented by prototype sales and consulting fees.

         From time-to-time, we issue stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. For example, during February 2004, the Company settled an outstanding legal services agreement from August 1, 2001, in which the holder was owed $10,000 payable with 100,000 shares of issuable common stock, which had been reflected in the Company's records as common stock issuable. In February 2004, the Company granted a stock option in lieu of issuing shares. In April 2004, the Company issued 200,000 shares of common stock to a director for services rendered. During 2003 we issued 60,000 shares of common stock valued at $7,200 and 120,000 warrants to purchase common stock at $.18 per share, in settlement of $15,000 of accounts payable. Also during 2003, we issued 2,775,000 shares of common stock valued at $333,000 in exchange for consulting, legal, directors and employee services. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

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

         As of March 31, 2005, our primary source of liquidity was $223,173 of cash and $1,802 of accounts receivable. The working capital deficit was $(451,968). We had total assets of $323,429, of which long-term assets consisted of other assets of $47,262, and $46,888 of property and equipment, net. Our liabilities totaling $834,516 included $132,696 of accounts payable, $313,741 of accrued liabilities, $196,523 of loan payables and $38,287 of current maturities of long-term debt. Total shareholders' deficit was $(511,087). At March 31, 2005, we had an accumulated deficit of $(8,278,719).

         We are in default of the repayment terms on notes payable aggregating $35,000 at March 31, 2005, and no extension has been granted by the debt holders. The notes were issued to David O'Brien and Edward Werner, neither of whom is affiliated with us. The proceeds of the loans were used for general working capital purposes. Currently, there have been no actions taken by the debt holders to foreclose since the notes payable were unsecured. We anticipate settling the balance owing on these notes payable through issuance of common stock in 2005 but there is no assurance that this will take place.

         Net cash used in operating activities was $95,500 for three months ended March 31, 2005 compared to $40,747 for 2004. The cash provided by financing activities in first three months of 2005 of $301,784 was due to the proceeds from convertible debentures and the sale of common stock, less repayments of shareholder loans and capital lease obligations and the debt issue costs that were incurred.

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

         As of March 31, 2005, and the date of this filing, our sources of internal and external financing are limited. In January 2005, the Company issued 250,000 common shares and 125,000 warrants exercisable for two years in exchange $25,000 cash. In March 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of our common stock and exercise of various outstanding stock warrants and stock options. We are hopeful the recent listing of our shares on the OTC Bulletin Board might help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         We project our current monthly cash flow requirement to be approximately $35,000. While our cash and anticipated receipt of funds from the financing agreement in March 2005, should be sufficient to satisfy our capital requirements for the next six to nine months, they are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods beyond this six to nine month period to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

OFF BALANCE SHEET ARRANGEMENTS

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

      o  Any obligation under certain guarantee contracts;

      o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

      o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

      o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

         As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management has concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In January 2005, we issued 250,000 shares of common stock and warrants to purchase 125,000 shares to two accredited investors, for an aggregate purchase price of $25,000. The warrants are exercisable for two years at an exercise price of $.15 per share, subject to adjustment. Each investor was provided access to business and financial about us and represented that it had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of its investment. Each certificate evidencing securities issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder and Rule 506 of Regulation D. No commissions or similar compensation were paid in connection with this transaction.

         In March 2005, we completed a $300,000 financing consisting of our promissory notes and common stock purchase warrants. Information concerning this transaction is described elsewhere in this Quarterly Report, and was previously disclosed in our Current Report on Form 8-K filed March 3, 2005.

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
_________________

*  Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockledge, State of Florida, on this 13th day of May 2005.


                                      DYNECO CORPORATION

                                      By: /s/ Thomas C. Edwards
                                          ---------------------
                                          Thomas C. Edwards
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

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