Form 10QSB
period 2005-06-30
DYNECO CORP
filed 2005-08-15
CIK 934873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_ ]

As of August 10, 2005, the registrant had 33,562,978 shares of its $.01 par value per share common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X ]

                               DYNECO CORPORATION

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets as of June 30, 2005................   1

   Condensed Consolidated Statements of Operations for the three and
   six months ended June 30, 2005 and June 30, 2004.........................   2

   Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 2005 and June 30, 2004....................................   3

   Notes to Interim Condensed Consolidated Financial Statements.............   4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  10

Item 3.  Controls and Procedures............................................  15


PART II. OTHER INFORMATION

Item 5.  Other Information..................................................  16

Item 6.  Exhibits...........................................................  16

Signatures..................................................................  17

Exhibit Index...............................................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     DYNECO CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET
                               As of June 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash ...........................................................  $    76,984
  Other current assets ...........................................           43
                                                                    -----------
    Total Current Assets .........................................       77,027

Property and equipment, net ......................................       43,064
                                                                    -----------

Other Assets
  Deposits .......................................................          566
  Debt issue costs, net ..........................................       40,716
                                                                    -----------
    Total Other Assets ...........................................       41,282

    Total Assets .................................................  $   161,373
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable ...............................................  $   130,583
  Accrued compensation ...........................................      280,708
  Accrued interest ...............................................       32,850
  Other accrued liabilities ......................................        6,446
  Loan payable ...................................................      198,019
  Loan payable - Bank ............................................        3,769
  Current maturity of notes payable - Shareholders ...............       37,161
  Current maturity of capital lease obligations ..................          769
                                                                    -----------

    Total Current Liabilities ....................................      690,305

Long Term Liabilities
  Loans payable - Bank, net of current portion ...................       18,236
  Notes payable - Shareholders, net of current portion ...........      119,448
  Convertible debentures, net of discount of $273,248 ............       53,752
                                                                    -----------

    Total Long Term Liabilities ..................................      191,436

    Total Liabilities ............................................      881,741
                                                                    -----------

Commitments and contingencies ....................................            -
                                                                    -----------

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding ..................................            -
  Common stock, $0.01 par value, 80,000,000 shares authorized,
    33,562,978 shares issued and outstanding .....................      335,630
  Additional paid-in capital .....................................    7,488,927
  Stock receivable ...............................................       (2,250)
  Accumulated deficit ............................................   (8,542,675)
                                                                    -----------

    Total Stockholders' Deficit ..................................     (720,368)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit ..................  $   161,373
                                                                    ===========

            See accompanying notes to unaudited financial statements

                                    DYNECO CORPORATION AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three and Six Months Ended June 30, 2005 and 2004
                                               (Unaudited)

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005           2004
                                                   ----           ----           ----           ----
Revenues - Consulting .......................  $          -   $     75,000   $          -   $    150,000
  Compressor prototypes .....................             -          5,103              -          5,103
                                               ------------   ------------   ------------   ------------
    Total Revenues ..........................             -         80,103              -        155,103

Cost of revenues ............................             -         10,035              -         10,035
                                               ------------   ------------   ------------   ------------

  Gross Profit ..............................             -         70,068              -        145,068

Operating Expenses
  Compensation ..............................        52,758         42,310         88,102         85,020
  General and administrative ................       157,265        127,718        243,438        202,727
                                               ------------   ------------   ------------   ------------

    Total Operating Expenses ................       210,023        170,028        331,540        287,747
                                               ------------   ------------   ------------   ------------

    Loss from Operations ....................      (210,023)       (99,960)      (331,540)      (142,679)

Other Income (Expense)
  Interest income ...........................           721            128          1,059            149
  Interest expense ..........................       (54,655)        (8,407)       (77,367)       (16,967)
                                               ------------   ------------   ------------   ------------

    Total Other Expense, net ................       (53,934)        (8,279)       (76,308)       (16,818)
                                               ------------   ------------   ------------   ------------

    Net Loss ................................  $   (263,957)  $   (108,239)  $   (407,848)  $   (159,497)
                                               ============   ============   ============   ============

Net Loss Per Share - Basic and Diluted ......  $      (0.01)  $          -   $      (0.01)  $      (0.01)
                                               ============   ============   ============   ============

Weighted average number of shares outstanding
  during the period - basic and diluted .....    33,593,917     32,915,176     33,593,917     32,933,857
                                               ============   ============   ============   ============

                         See accompanying notes to unaudited financial statements
                                                    -2-

                                    DYNECO CORPORATION AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Six Months Ended June 30, 2005 and 2004
                                               (Unaudited)
                                                                                      2005        2004
                                                                                      ----        ----
Cash Flows from Operating Activities:
  Net loss ......................................................................  $(407,848)  $(159,497)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization ..............................................     17,396      16,811
     Amortization of debt issue costs ...........................................      8,010           -
     Amortization of debt discount ..............................................     53,752           -
     Interest accretion on loan payable .........................................     10,968       9,290
     Bad debt expense ...........................................................      2,150           -
     Common stock issued for services ...........................................          -      24,000
     Stock option grant for consultants .........................................     56,925           -
   (Increase) decrease in current assets:
     Accounts receivable ........................................................      6,875      (1,878)
     Other current assets .......................................................        700       1,840
   Increase (decrease) in current liabilities:
     Accounts payable ...........................................................      4,343         645
     Accrued expenses ...........................................................        587      (6,016)
     Accrued Interest Payable ...................................................      8,000           -
                                                                                   ---------   ---------

     Net Cash Used In Operating Activities ......................................   (238,142)   (114,805)
                                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .........................................     (1,011)          -
  Decrease in other assets ......................................................          -      (2,172)
                                                                                   ---------   ---------

     Net Used In Investing Activities ...........................................     (1,011)     (2,172)
                                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments ...............................................................     (2,215)       (989)
  Loan repayments ...............................................................     (1,042)          -
  Proceeds from convertible debentures ..........................................    300,000           -
  Repayment of capital lease obligation .........................................       (769)    (10,641)
  Debt issue costs ..............................................................    (21,726)          -
  Issuance of common stock for cash .............................................     25,000           -
                                                                                   ---------   ---------

     Net Cash Provided By (Used In) Financing Activities ........................    299,248     (11,630)
                                                                                   ---------   ---------

Net Increase (Decrease) in Cash .................................................     60,095    (128,607)

Cash at Beginning of Period .....................................................     16,889     199,441
                                                                                   ---------   ---------

Cash at End of Period ...........................................................  $  76,984   $  70,834
                                                                                   =========   =========

Supplemental disclosure of cash flow information
------------------------------------------------

  Cash paid during the period for interest ......................................  $   5,004   $  14,342
                                                                                   =========   =========

Supplemental Disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------
  On March 2, 2005, the Company issued $300,000 of convertible debentures and $27,000 of promissory notes and warrants that had debt discounts equal to the full value under the Black-Scholes option pricing models as discussed in the Notes.

  Exchange of employee receivable for stock receivable ..........................  $   2,250   $       -
                                                                                   =========   =========

                         See accompanying notes to unaudited financial statements
                                                    -3-

                        DYNECO CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DynEco Corporation and Subsidiaries ("DynEco", "the Company", "we", "us", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim condensed consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of condensed consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair condensed consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form SB-2.


NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STOCK-BASED COMPENSATION

         The Company has three stock-based compensation plans. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant.

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

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of June 30:

                                                         2005          2004
                                                     -----------   ------------

         Net loss, as reported ....................  $  (407,848)   $  (159,497)
         Add: Stock-based employee compensation
           expense included in reported net income,
           net of related tax effects .............            -              -
                                                     -----------    -----------
         Deduct: Total stock-based compensation
           expense, determined under fair value
           based method for all awards, net of
           related tax effects ....................            -              -
                                                     -----------    -----------

         Proforma net loss ........................  $  (407,848)   $  (135,146)
                                                     ===========    ===========

         Basic and diluted per share information:
           Net loss per share, as reported ........  $      (.01)   $      (.01)
                                                     ===========    ===========

           Net loss per share, pro forma ..........  $      (.01)   $      (.01)
                                                     ===========    ===========

NOTE 3   GOING CONCERN AND MANAGEMENT'S PLAN

         The Company has a net loss of $407,848 and net cash used in operations of $238,142 for the six months ended June 30, 2005, a working capital deficiency of $613,278, accumulated deficit of $8,542,675, and a stockholders' deficiency of $720,368 at June 30, 2005. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 at June 30, 2005. The Company's developmental contracts generate insufficient operating capital and given the above financial results along with the Company's expected cash requirements in 2005, additional capital investment will be necessary to develop and sustain the Company's operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that its plans will allow for adequate funding of the Company's cash requirements through December 31, 2005, although no assurance regarding this belief nor the success of these efforts can be provided at this time.

         In the event that management's plans as described above are not successful, the Company may be forced to curtail its present operations. The condensed consolidated financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

NOTE 4   LOANS PAYABLE

         During the six months ended June 30, 2005, the Company recognized $10,968 of interest accretion on a loan payable.

         The Company also repaid $2,215 on a loan payable to a Bank for the six months ended June 30, 2005. The loan was used to refinance a capital lease obligation in December 2004.

NOTE 5   NOTES PAYABLE - SHAREHOLDERS

         During the six months ended June 30, 2005, the Company repaid $1,060 of notes payable - shareholders. Total notes payable - shareholders at June 30, 2005 aggregated $156,610.

NOTE 6   NOTES PAYABLE - CONVERTIBLE PROMISSORY NOTES & OTHER

         On March 2, 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. The notes mature on March 2, 2007. The notes are convertible at the option of the two holders into shares of our common stock, at a price of $.10 per share, subject to adjustment. The notes are payable with interest at the rate of 5% per annum. Principal amortization payments, each in the amount of $15,789 plus accrued interest, are to be paid in 19 equal monthly installments, commencing July 2, 2005 (see default and waiver in Note 12). Amortization payments may be made in cash (accompanied by a 10% premium) or, at our option, in registered common stock, at a 20% discount to market. Amortization payments in stock are subject to (a) a limitation based upon the weighted average trading volume of the common stock for the 20 trading days preceding the payment date and (b) a 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding.

         We also issued the investors immediately exercisable common stock purchase warrants to purchase an aggregate of 7,500,000 shares of common stock, consisting of (a) five-year warrants to purchase 3,000,000 shares at an exercise price of $.14375 per share, subject to adjustment, (b) five-year warrants to purchase 1,500,000 shares at an exercise price of $.25 per share, subject to adjustment and (c) five-year warrants to purchase 3,000,000 shares at $.10 per share, subject to adjustment. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $.15 or more for 30 consecutive trading days, and average daily volume during such period is at least 250,000 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding. If certain registration statement requirements as discussed below are not met, the warrants holders may exercise the warrants on a cashless basis. The exercise price of the warrants described in subparagraph (b) was reduced to $.18 per share subsequent to June 30, 2005.

         We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. The registration statement must be filed by and effective within 90 days from the filing date or we will incur liquidated damages equal to 2% of the promissory note principal balance per 30 days of non-compliance. Repayment of the notes is collateralized by a general security interest in all of our assets. The registration statement was timely filed and is currently available to permit resales by the note and warrant holders.

         If the Company does not issue unlegended shares under the provisions of the agreements, the Company may be liable for damages, including liquidated damages of $100 per day for each $10,000 of purchase price per 30 days of non-compliance.

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

         The value of the 7,500,000 warrants issued with the convertible promissory notes exceeded the $300,000 promissory note value and accordingly, the full amount of the note $300,000 was allocated to the warrant value by recording a debt discount of $300,000 and a credit to additional paid-in capital. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $.10 based on recent offering by the Company, five-year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.99%. As there was no value allocated to the debt, there was no beneficial conversion amount to record. In addition, the promissory notes that were issued to the finders were identical to the aforementioned promissory notes equal to 9% of the promissory notes, and were for $27,000. The value was accounted for in the same manner as the $300,000 promissory notes.

         Convertible promissory notes ....................     $327,000
         Debt discount ...................................      273,248
                                                               --------
         Convertible promissory notes, net of discount ...     $ 53,752
                                                               ========


         Debt issue costs ................................     $ 48,726
         Amortization of costs thru June 30, 2005 ........        8,010
                                                               --------
         Debt issue costs, net of amortization ...........     $ 40,716
                                                               ========

NOTE 7  CAPITAL LEASES

         During the six months ended June 30, 2005, the Company repaid $769 of capital leases. Total leases payable at June 30, 2005 aggregated $769.

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

         Edwards Technology License Agreement:

            During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVanetm technology, developed by a current officer/director in exchange for future royalty payments based on the underlying technology-producing income. The Company is obligated to pay the officer/director quarterly royalties equal to one percent of sales of related products and sublicensed products and ten percent of any royalty income received from sublicense agreements. The agreement expires in December 2009, or upon six months written notice by the Company. As of June 30, 2005, no royalty payments were incurred or due as no related sales have yet occurred.

NOTE 9   STOCKHOLDERS' DEFICIENCY

         During January 2005, the Company sold 250,000 common shares and 125,000 warrants exercisable at $.15 per share for two years in exchange for $25,000 cash.

         On March 9, 2005, the transfer agent issued the above certificates and the certificates for the stock that was issuable from December 15, 2004. Accordingly, the shares have been reclassified from issuable to issued.

NOTE 10  STOCK RECEIVABLE

         The Company has elected to write off a portion of an employee receivable, due from a former employee, that has been deemed uncollectible as of June 30, 2005. The receivable was collateralized by 25,000 shares of the Company's common stock owned by the employee. The Company recorded a common stock receivable, a deferred component of equity in the amount of $2,250. This figure was computed by multiplying the number of shares to be cancelled upon return of the collateral by the fair value of the Company's common stock as of June 30, 2005. The remaining $2,150 was charged to bad debt expense.

NOTE 11  STOCK OPTIONS AND WARRANTS

         On April 7, 2005 the Company issued stock options to the Company's employees, directors, counsel and consultants that expire three years from the grant date. The options were issued as follows:

         1993 Corporate Stock Option Plan
         --------------------------------

         Directors                          300,000
         Consultants                         75,000
         Employees                          131,667
         Chief Executive Officer (CEO)      100,000

         2001 Equity Incentive Plan
         --------------------------

         Consultant                         500,000
         Employees                          168,333

         All of the options were granted at Fair Market Value ($.10) on the grant date and thus under APB 25 there is no expense for the options issued to the directors, employees and the CEO. Had the Company used the Fair Value Method under SFAS 123 method for directors, employees and the CEO, the expense would have been $69,300.

         The options granted to Consultants were valued under the Fair Value Method of SFAS 123 using the Black-Scholes option pricing method with a common stock price of $.10 based on price for April 7, 2005 (grant date), 3 year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.90%. Therefore, the Company has recorded an expense of $56,925.

         On April 7, 2005, the Company's board extended the expiration date of 4,000,000 warrants owned by two holders who previously purchased those warrants as part of a unit purchase, from November 2005 to November 2006. In addition, the board extended the expiration date of 33,333 options owned by an employee from June 2005 to June 2007. There was no financial effect of these transactions.

NOTE 12  SUBSEQUENT EVENTS

         On July 1, 2005, the Company failed to make the required installment payments under the secured convertible promissory notes (see Note 6). The delinquent payments to the five note holders aggregated $17,211 of principal plus accrued interest. On August 3, 2005, the note holders waived the Company's default in making the July 1, 2005 payments and agreed not to assert any remedies they have under the notes and related loan agreements. As consideration for the waivers and agreements on the part of the note holders, the Company:

            >> Paid two note holders a total of $18,333 representing the July 1,
               2005 installment of principal and agreed upon accrued interest under their notes;

            >> Reduced the exercise price of warrants to purchase a total of
               1,500,000 shares of the Company's common stock issued to the two note holders, from $.25 per share to $.18 per share; and

            >> Agreed with the other three note holders to defer repayment of the unpaid principal installment of $1,421 plus accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing new technology devices, including technological advancements and innovations; consumer receptivity, preferences and availability and affordability; whether a third-party can successfully develop, manufacture and market products that incorporate our technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors" in our final prospectus dated May 6, 2005 (as supplemented on August 4, 2005), filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

         The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2005 and 2004, should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this prospectus.

GENERAL

         We are engaged primarily in developing and commercializing patented high efficiency low-pressure non-lubricated air compressors and hydrogen circulators, known collectively as UniVane(R) devices. The basic UniVane compressor technology development has been carried out by DynEco and is based upon the concepts, innovations and embodiments of the patents Dr. Edwards has exclusively licensed to us. That license agreement was entered into in January 2004, which replaced a license agreement entered into in 1992. Under the license agreement, we are required to pay Dr. Edwards one percent of revenues we receive from sales of products incorporating the licensed technology, and ten percent of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. The underlying UniVane patent #6,623,261, filed July 21, 2001 has a term of twenty years and expires on July 21, 2021. During May 2003, we granted an exclusive, world-wide patent license to Parker-Hannifin Corporation to further develop, enhance, manufacture and market our UniVane devices for all product applications into which theUniVane is incorporated.

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

         Under the Parker License Agreement, DynEco was being paid $25,000 per month for 18 months primarily to transfer UniVane technology to Parker and to aid in the transition from prototype production to commercial manufacturing. The consulting services ceased in December 2004. Prior to 2003, DynEco was developing and attempting to commercialize the licensed UniVane technology with its own limited resources.

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

         Stock Based Compensation Plans

         We have two stock based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 2,500,000 shares of common stock reserved for issuance. Total options outstanding were 3,736,167 at June 30, 2005. In April of 2005, the Company granted 1,275,000 options under the plans. All of the options were granted at Fair Market Value on the grant date. Therefore there was no compensation expense for the 700,000 options granted to the employees, directors and chief executive officer in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no pro forma disclosures required under the provisions of SFAS No. 123. The 575,000 options granted to counsel and consultants were valued under the Fair Value Method of SFAS 123 using the Black-Scholes option pricing method with a common stock price of $.10 based on a price for April 7, 2005 (grant date), 3 year expected term, zero expected dividends, volatility of 294% and a discount rate of 3.9%. Therefore, the Company recorded an operating expense of $56,925.

         On April 7, 2005, the Company's board extended the expiration date of 4,000,000 warrants owned by 2 holders from November 2005 to November 2006. In addition, the board extended the expiration date of 33,333 options owned by an employee. There was no financial effect of these transactions.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

         We had no revenues in the first six months of 2005 as compared to $150,000 in consulting revenues in the first six months of 2004. The 2004 revenues related to the Parker-Hannifin consulting agreement. We also had no prototype sales in the first six months of 2005 as compared to $5,103 in the first six months of 2004.

         Operating expenses increased 15.2% to $331,540 for the first six months of 2005 from $287,747 for the first six months of 2004. Legal and professional fees for the first six months decreased to $64,966 for 2005 from $85,820 in 2004 primarily because the Company classified $21,726 of legal fees as debt issue costs. Research and development costs for the first six months decreased to $30,897 in 2005 from $43,510 in 2004. Interest expense increased for the first six months to $77,367 for 2005 from $16,967 for 2004, primarily because of the amortization of the debt discount on the convertible debentures. Our net loss increased $248,351 for the first six months of 2005 to $407,848 from $159,497 for the first six months of 2004.

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

         As of June 30, 2005, our primary source of liquidity was $76,984 of cash. The working capital deficit was $(613,278). We had total assets of $161,373, of which long-term assets consisted of other assets of $41,282, and $43,064 of property and equipment, net. Our liabilities totaling $881,741 included $130,583 of accounts payable, $320,004 of accrued liabilities, $198,019 of loan payables and $41,699 of current maturities of long-term debt. Total shareholders' deficit was $(720,368). At June 30, 2005, we had an accumulated deficit of $(8,542,675).

         We are in default of the repayment terms on notes payable aggregating $35,000 at June 30, 2005, and no extension has been granted by the debt holders. The notes were issued to David O'Brien and Edward Werner, neither of whom is affiliated with us. The proceeds of the loans were used for general working capital purposes. Currently, there have been no actions taken by the debt holders to foreclose since the notes payable were unsecured.

         On July 1, 2005, the Company failed to make the required installment payments under its secured promissory notes in the aggregate principal amount of $327,000. The delinquent payments to the five note holders aggregated $17,211 of principal plus accrued interest. On August 3, 2005, the note holders waived the Company's default in failing to make the July 1, 2005 payments and agreed no to assert any remedies they have under the notes and related loan agreements. As consideration for the waivers and agreements on the part of the note holders, the Company:

         Paid two note holders a total of $18,333 representing the July 1, 2005 installment of principal and agreed upon accrued interest:

         Reduced the exercise price of warrants to purchase a total of 1,500,000 shares of the Company's common stock issued to the two note holders, from $.25 per share to $.18 per share; and

         Agreed with the other three note holders to defer repayment of the unpaid principal installment of $1,421 plus accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note.

         Net cash used in operating activities was $238,142 for six months ended June 30, 2005 compared to $114,805 for 2004. The cash provided by financing activities in first six months of 2005 of $299,248 was due to the proceeds from secured convertible promissory notes and the sale of common stock, less repayments of shareholder loans and capital lease obligations and the debt issue costs that were incurred.

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

         As of June 30, 2005, and the date of this filing, our sources of internal and external financing are limited. In January 2005, the Company issued 250,000 common shares and 125,000 warrants exercisable for two years in exchange for $25,000 cash. In March 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of our common stock and exercise of various outstanding stock warrants and stock options. We are hopeful the listing of our shares on the OTC Bulletin Board might help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing.

         We project our current monthly cash flow requirement to be approximately $35,000. While our cash and anticipated receipt of funds from the financing agreement in March 2005, should be sufficient to satisfy our capital requirements for the next two to three months, they are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods beyond this two to three month period to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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

         There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On July 1, 2005, we failed to make required installment payments under our promissory notes in the aggregate principal amount of $327,000 issued to five persons. The aggregate principal amount of the monthly installments that were not paid was $17,210.53 plus accrued interest.

         As consideration for the note holders' waiver of our default, we (a) paid a total of $18,333.33 including agreed upon accrued interest, to two of the note holders, (b) reduced the exercise price of warrants to purchase a total of 1,500,000 shares of our common stock issued to those two note holders, from $.25 per share to $.18 per share and (c) agreed with the other note holders to defer repayment of the unpaid $1,479.76 installments of principal and accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note.

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 15, 2005                 DYNECO CORPORATION

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