Form 10QSB
period 2005-09-30
DYNECO CORP
filed 2005-11-15
CIK 934873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER 333-07953

                               DYNECO CORPORATION
             (Exact name of registrant as specified in its charter)

              Minnesota                             41-1508703
              ---------                             ----------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                564 International Place, Rockledge, Florida 32955
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (321) 639-0333
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 12, 2005, the registrant had 33,538,533 shares of its $.01 par value per share common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               DYNECO CORPORATION

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets as of September 30, 2005...........   1

   Condensed Consolidated Statements of Operations for the three and
      nine months ended September 30, 2005 and September 30, 2004...........   2

   Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2005 and September 30, 2004.......................   3

   Notes to Interim Condensed Consolidated Financial Statements.............   4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  10

Item 3.  Controls and Procedures............................................  17

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.  Other Information..................................................  18

Item 6.  Exhibits...........................................................  19

Signatures..................................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current Assets
   Cash .........................................................   $    12,689
   Other current assets .........................................             -
                                                                    -----------
      Total Current Assets ......................................        12,689

Property and equipment, net .....................................        38,257
                                                                    -----------
Other Assets
   Deposits .....................................................           566
   Debt issue costs, net ........................................        34,575
                                                                    -----------
      Total Other Assets ........................................        35,141

      Total Assets ..............................................   $    86,087
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Convertible promissory notes, net of discount of $232,037 ....   $    77,752
   Accounts payable .............................................        47,932
   Accrued compensation .........................................       283,625
   Accrued interest .............................................        37,784
   Other accrued liabilities ....................................         5,946
   Loan payable .................................................       203,503
   Loan payable - Bank ..........................................         3,869
   Current maturity of notes payable - Shareholders .............        37,543
   Current maturity of capital lease obligations ................           384
                                                                    -----------

      Total Current Liabilities .................................       698,338

Long Term Liabilities
   Loans payable - Bank, net of current portion .................        17,143
   Notes payable - Shareholders, net of current portion .........       118,891
                                                                    -----------

      Total Long Term Liabilities ...............................       136,034

      Total Liabilities .........................................       834,372
                                                                    -----------

Commitments and contingencies

Stockholders' Deficit
   Preferred stock, $0.01 par value, 20,000,000 shares
      authorized, none issued and outstanding ...................             -
   Common stock, $0.01 par value, 80,000,000 shares
     authorized, 33,538,533 shares issued and outstanding .......       335,385
   Common stock issuable, at par value (1,200,000 shares) .......        12,000
   Additional paid-in capital ...................................     7,534,727
   Accumulated deficit ..........................................    (8,630,397)
                                                                    -----------

      Total Stockholders' Deficit ...............................      (748,285)
                                                                    -----------

         Total Liabilities and Stockholders' Deficit ............   $    86,087
                                                                    ===========

                                          DYNECO CORPORATION AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                     (UNAUDITED)

                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                 --------------------------------   --------------------------------
                                                       2005              2004             2005              2004
                                                 ----------------    ------------   ----------------    ------------
Revenues - Consulting .......................    $              -    $     75,000   $              -    $    225,000
           Compressor prototypes ............                   -               -                  -           5,103
                                                 ----------------    ------------   ----------------    ------------
              Total Revenues ................                   -          75,000                  -         230,103

Cost of revenues ............................                   -           5,776                  -          15,811
                                                 ----------------    ------------   ----------------    ------------

      Gross Profit ..........................                   -          69,224                  -         214,292

Operating Expenses
      Compensation ..........................              43,946          43,187            132,048         128,207
      General and administrative ............              70,604          92,384            314,041         295,111
      Bad debt expense ......................                   -               -              2,150               -
                                                 ----------------    ------------   ----------------    ------------

           Total Operating Expenses .........             114,550         135,571            448,239         423,318
                                                 ----------------    ------------   ----------------    ------------

           Loss from Operations .............            (114,550)        (66,347)          (448,239)       (209,026)

Other Income (Expense)
      Interest income .......................                 177             125              1,236             274
      Other income ..........................              80,879               -             80,879               -
      Interest expense ......................             (56,229)         (8,488)          (133,596)        (25,455)
                                                 ----------------    ------------   ----------------    ------------

           Total Other Expense, net .........              24,827          (8,363)           (51,481)        (25,181)
                                                 ----------------    ------------   ----------------    ------------

           Net Loss .........................    $        (89,723)   $    (74,710)  $       (499,720)   $   (234,207)
                                                 ================    ============   ================    ============

Net Loss Per Share - Basic and Diluted ......    $          (0.00)   $          -   $          (0.01)   $      (0.01)
                                                 ================    ============   ================    ============

Weighted average number of shares outstanding
      during the period - basic and diluted .          33,725,780      33,112,978         33,556,486      32,994,000
                                                 ================    ============   ================    ============

                               See accompanying notes to unaudited financial statements

                                                          2

                                DYNECO CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                           (UNAUDITED)
                                                                             2005         2004
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................   $(495,570)   $(234,207)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization ................................      22,202       26,981
         Amortization of debt issue costs .............................      14,151            -
         Amortization of debt discount ................................      94,963            -
         Interest accretion on loan payable ...........................      16,452       14,194
         Bad debt expense .............................................       2,150            -
         Common stock issued for services .............................           -       24,000
         Stock option grant for consultants ...........................      56,925            -
         Write off of accounts payable ................................     (82,879)
      (Increase) decrease in current assets:
         Accounts receivable ..........................................       6,875       (1,878)
         Other current assets .........................................       2,993          187
      Increase (decrease) in current liabilities:
         Accounts payable .............................................       4,571       11,158
         Accrued expenses .............................................          88        1,223
         Accrued salaries .............................................       2,917            -
         Accrued Interest Payable .....................................      12,934            -
                                                                          ---------    ---------

         Net Cash Used In Operating Activities ........................    (341,228)    (158,342)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ..............................      (1,011)           -
   Disbursements relating to patent rights ............................           -       (7,201)
                                                                          ---------    ---------

         Net Used In Investing Activities .............................      (1,011)      (7,201)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Note repayments .................................................      (1,217)      (1,488)
      Loan repayments .................................................      (3,208)           -
      Proceeds from convertible promissory notes ......................     300,000            -
      Repayment of convertible promissory notes .......................     (17,211)
      Repayment of capital lease obligation ...........................      (1,154)     (16,213)
      Debt issue costs ................................................     (21,726)           -
      Issuance of common stock for cash ...............................      85,000
      Repurchase of stock with receivable .............................      (2,445)           -
                                                                          ---------    ---------

         Net Cash Provided By (Used In)  Financing Activities .........     338,039      (17,701)
                                                                          ---------    ---------

Net Increase (Decrease) in Cash .......................................      (4,200)    (183,244)

Cash at Beginning of Period ...........................................      16,889      199,441
                                                                          ---------    ---------

Cash at End of Period .................................................   $  12,689    $  16,197
                                                                          =========    =========

Supplemental disclosure of cash flow information

   Cash paid during the period for interest ...........................   $   9,411    $  21,518
                                                                          =========    =========

Supplemental Disclosure of non-cash investing and financing activities:

   Exchange of employee receivable for stock receivable ...............   $   2,250    $       -
                                                                          =========    =========
   Issuance of promissory notes as debt issue cost ....................   $  27,000    $       -
                                                                          =========    =========
   Discount on promissory notes .......................................   $ 327,000    $       -
                                                                          =========    =========

                     See accompanying notes to unaudited financial ststements

                                                3

                        DYNECO CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DynEco, Inc. and Subsidiaries ("DynEco", "the Company", "we", "us", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim condensed consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair condensed consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form 10-KSB.

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

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of September 30:

                                                        2005         2004
                                                     ----------   ----------
         Net loss, as reported                       $ (495,570)  $ (234,207)

         Add: Stock-based employee compensation
             expense included in reported net
             income, net of related tax effects               -            -
                                                     ----------   ----------
         Deduct: Total stock-based compensation
             expense, determined under fair value
             based method for all awards, net of
             related tax effects                              -            -
                                                     ----------   ----------

         Proforma net loss                           $ (495,570)  $ (234,207)
                                                     ==========   ==========

         Basic and diluted per share information:
             Net loss per share, as reported         $     (.01)  $     (.01)
                                                     ==========   ==========

             Net loss per share, pro forma           $     (.01)  $     (.01)
                                                     ==========   ==========

NOTE 3   GOING CONCERN AND MANAGEMENT'S PLAN

         The Company has a net loss of $495,570 and net cash used in operations of $343,673 for the nine months ended September 30, 2005, a working capital deficiency of $607,897, accumulated deficit of $8,630,397, and a stockholders' deficiency of $748,285 at September 30, 2005. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 and the Convertible Promissory Notes at September 30, 2005. The Company's developmental contracts generate insufficient operating capital and given the above financial results along with the Company's expected cash requirements in 2005 and 2006, additional capital investment will be necessary to develop and sustain the Company's operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         As of September 30, 2005 and the date of this report, we have limited resources with which to pay our operating expenses and we are currently in default of our debt service obligations to holders of our secured promissory notes in the aggregate principal amount of $327,000. In addition, we have been unsuccessful in raising additional capital to fund operations and service our debt. While the note holders have not commenced legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes, there is no assurance that they will not do so, and the prospect of their doing so has made it more difficult for us to raise additional capital.

         In light of the delays encountered by Parker-Hannifin in commercializing UniVane products, and the resulting delays in our receipt of royalty income from anticipated product sales by Parker-Hannifin, we will be unable to sustain our operations unless we are able to restructure our existing debt obligations and secure additional funding. While we have been engaged in ongoing discussions with our debt holders, we have no commitments to restructure our debt, and, as of the date of this report, we have no commitments or understandings that will result in our receipt of additional funding. In addition to discussions with our debt holders, we are reviewing other possible transactions to enable us to remain in existence, including the sale or license of our assets and business combinations with third parties. There is no assurance that we will be successful in our efforts to restructure our debt or raise additional funding.

NOTE 4   LOANS PAYABLE

         During the nine months ended September 30, 2005, the Company recognized $16,452 of interest accretion on a loan payable.

         The Company also repaid $3,208 on a loan payable to a Bank for the nine months ended September 30, 2005. The loan was used to refinance a capital lease obligation in December 2004.

NOTE 5   NOTES PAYABLE - SHAREHOLDERS

         During the nine months ended September 30, 2005, the Company repaid $1,217 of notes payable - shareholders. Total notes payable - shareholders at September 30, 2005 aggregated $156,434.

NOTE 6   CONVERTIBLE PROMISSORY NOTES & WARRANTS

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

         We also issued the investors immediately exercisable common stock purchase warrants to purchase an aggregate of 7,500,000 shares of common stock, consisting of (a) five-year warrants to purchase 3,000,000 shares at an exercise price of $.14375 per share, subject to adjustment, (b) five-year warrants to purchase 1,500,000 shares at an exercise price of $.25 per share, subject to adjustment and (c) five-year warrants to purchase 3,000,000 shares at $.10 per share, subject to adjustment. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $.15 or more for 30 consecutive trading days, and average daily volume during such period is at least 250,000 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding. If certain registration statement requirements as discussed below are not met, the warrants holders may exercise the warrants on a cashless basis. The exercise price of the warrants described in subparagraph (b) was reduced to $.18 per share.

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

         Convertible debentures                          $   327,000
         Debt discount                                      (232,037)
         Repayments                                          (17,211)
                                                         -----------
         Convertible debentures, net of discount         $    77,752
                                                         ===========

         Debt issue costs                                $    48,726
         Amortization of costs thru September 30, 2005        14,151
                                                         -----------
         Debt issue costs, net of amortization           $    34,575
                                                         ===========

         On July 1, 2005, the Company failed to make the required installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 of principal plus accrued interest. On August 3, 2005, the note holders waived the Company's default in making the July 1, 2005 payments and agreed not to assert any remedies they have under the notes and related loan agreements. As consideration for the waivers and agreements on the part of the note holders, the Company:

         o Agreed to pay in August two note holders a total of $18,333 representing the July 1, 2005 installment of principal and agreed upon accrued interest under their notes,

         o Reduced the exercise price of warrants to purchase a total of 1,500,000 shares of the Company's common stock issued to the two note holders, from $.25 per share to $.18 per share; and

         o Agreed with the other three note holders to defer repayment of the unpaid principal installment of $1,421 plus accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note.

         Notwithstanding the waivers and settlement agreement, we failed to make the installment payments, plus interest, and we have failed to make required installment payments to the note holders in September, October and November 2005.

         On September 1st, October 1st, and November 1st, the Company failed to make the required installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 per month of principal, plus accrued interest. As a result of the default, the loan is now considered a current liability. While the note holders have not commenced legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes, there is no assurance that they will not do so.

NOTE 7   CAPITAL LEASES

         During the nine months ended September 30, 2005, the Company repaid $1,154 of capital leases. Total leases payable at September 30, 2005 aggregated $384.

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

         Edwards Technology License Agreement:

                  During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVanetm technology, developed by a current officer/director in exchange for future royalty payments based on the underlying technology-producing income. The Company is obligated to pay the officer/director quarterly royalties equal to one percent of sales of related products and sublicensed products and ten percent of any royalty income received from sublicense agreements. The agreement expires in December 2009, or upon six months written notice by the Company. As of September 30, 2005, no royalty payments were incurred or due as no related sales have yet occurred.

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

         During August 2005, the Company sold 200,000 common shares and 100,000 warrants exercisable at $.10 per share for four years in exchange for $10,000 cash. Also during August 2005, the Company received the former bookkeeper's stock certificate that collaterized her loan payable. 24,445 shares were cancelled at $.18 per share in settlement of her loan payable for $4,400. (See Note 10)

         During September 2005, the Company sold 1,000,000 common shares and 500,000 warrants exercisable at $.10 per share for four years in exchange for $50,000 cash.

         The shares of stock for the sales of stock in August and September have not yet been issued and were therefore reflected as Common Stock Issuable at September 30, 2005.

NOTE 10  STOCK RECEIVABLE

         The Company elected to write off a portion of an employee receivable, due from a former employee, that has been deemed uncollectible as of June 30, 2005. The receivable was collateralized by 25,000 shares of the Company's common stock owned by the employee. The Company recorded a common stock receivable, a deferred component of equity in the amount of $2,250. This figure was computed by multiplying the number of shares to be cancelled upon return of the collateral by the fair value of the Company's common stock as of June 30, 2005. The remaining $2,150 was charged to bad debt expense. (See Note 9)

NOTE 11  STOCK OPTIONS AND WARRANTS

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

         On April 7, 2005, the Company's board extended the expiration date of 4,000,000 warrants owned by two holders from November 2005 to November 2006. In addition, the board extended the expiration date of 33,333 options owned by an employee from June 2005 to June 2007. There was no financial effect of these transactions.

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

         The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2005 and 2004, should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this prospectus.

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

         In September 2005, we were advised by Parker-Hannifin that they have encountered delays in commercializing UniVane products due to the limited lifespan of the compressors and that they continue to achieve improvements in the estimated lifespan of the compressors. Parker-Hannifin also continues to develop UniVane hydrogen circulators, but have not as yet completed development of commercial products. It is currently uncertain when commercial product development will be completed or when we can expect product sales to commence.

         We have limited resources with which to pay our operating expenses and we are currently in default of our debt service obligations to holders of our secured promissory notes in the aggregate principal amount of $327,000. In addition, we have been unsuccessful in raising additional capital to fund operations and service our debt. While the note holders have not commenced legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes, there is no assurance that they will not do so, and the prospect of their doing so has made it more difficult for us to raise additional capital.

         In light of the delays encountered by Parker-Hannifin in commercializing UniVane products, and the resulting delays in our receipt of royalty income from anticipated product sales by Parker-Hannifin, we will be unable to sustain our operations unless we are able to restructure our existing debt obligations and secure additional funding. While we have been engaged in ongoing discussions with our debt holders, we have no commitments to restructure our debt, and, as of the date of this report, we have no commitments or understandings that will result in our receipt of additional funding. In addition to discussions with our debt holders, we are reviewing other possible transactions to enable us to remain in existence, including the sale or license of our assets and business combinations with third parties. There is no assurance that we will be successful in our efforts to restructure our debt or raise additional funding, in the absence of which we will likely be forced to cease operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

         We had no revenues in the first nine months of 2005 as compared to $225,000 in consulting revenues in the first nine months of 2004. The 2004 revenues related to the Parker-Hannifin consulting agreement. We also had no prototype sales in the first nine months of 2005 as compared to $5,103 in the first nine months of 2004.

         Operating expenses increased 5.89% to $448,239 for the first nine months of 2005 from $423,318 for the first nine months of 2004. Legal and professional fees for the first nine months decreased to $72,991 for 2005 from $122,477 in 2004 primarily because the Company classified $21,726 of legal fees as debt issue costs. Research and development costs for the first nine months decreased to $40,698 in 2005 from $66,462 in 2004. Interest expense increased for the first nine months to $133,596 for 2005 from $25,455 for 2004, primarily because of the amortization of the debt discount on the convertible debentures. Our net loss increased $263,513 for the first nine months of 2005 to $497,720 from $234,207 for the first nine months of 2004.

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

         As of September 30, 2005, our primary source of liquidity was $12,689 of cash. The working capital deficit was $(685,649). We had total assets of $86,087, of which long-term assets consisted of other assets of $34,575 of debt issue costs and $566 of deposits, and $38,257 of property and equipment, net. Our liabilities totaling $834,372 included $47,932 of accounts payable, $327,355 of accrued liabilities, $207,372 of loan payables and $37,927 of current maturities of long-term debt and convertible promissory notes, net of discount of $77,752. Total shareholders' deficit was $(748,285). At September 30, 2005, we had an accumulated deficit of $(8,630,397).

         We are in default of the repayment terms on notes payable aggregating $35,000 at June 30, 2005, and no extension has been granted by the two non-affiliated debt holders. The proceeds of the loans were used for general working capital purposes. As of the date of this report, the debt holders have not sought to enforce their rights to repayment of the unsecured notes.

         On July 1, 2005, the Company failed to make the required installment payments under its secured promissory notes in the aggregate principal amount of $327,000. The delinquent payments to the five note holders aggregated $17,211 of principal plus accrued interest. On August 3, 2005, the note holders waived the Company's default in failing to make the July 1, 2005 payments and agreed no to assert any remedies they have under the notes and related loan agreements. As consideration for the waivers and agreements on the part of the note holders, the Company:

         o Agreed to pay in August two note holders a total of $18,333 representing the July 1, 2005 installment of principal and agreed upon accrued interest under their notes;

         o Reduced the exercise price of warrants to purchase a total of 1,500,000 shares of the Company's common stock issued to the two note holders, from $.25 per share to $.18 per share; and

         o Agreed with the other three note holders to defer repayment of the unpaid principal installment of $1,421 plus accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note.

         Notwithstanding the waivers and settlement agreement, we failed to make the installment payments, plus interest, and we have failed to make the required payments to the note holders in September, October and November 2005.

         Net cash used in operating activities was $341,228 for nine months ended September 30, 2005 compared to $158,342 for 2004. The cash provided by financing activities in first nine months of 2005 of $338,039 was due to the proceeds from secured convertible promissory notes and the sale of common stock, less repayments of shareholder loans and capital lease obligations and the debt issue costs that were incurred.

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

         In January 2005, the Company issued 250,000 common shares and 125,000 warrants exercisable for two years in exchange for $25,000 cash. In March 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. In August and September 2005, the Company agreed to issue 1,200,000 common shares and 600,000 warrants exercisable for four years in exchange for $60,000 cash. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of our common stock and exercise of various outstanding stock warrants and stock options.

         We project our current monthly cash flow requirement to be approximately $35,000. Our cash is insufficient to satisfy our monthly costs and anticipated costs associated with new product development. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods beyond this period to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

         As of September 30, 2005 and the date of this report, we have limited resources with which to pay our operating expenses and we are currently in default of our debt service obligations to holders of our secured promissory notes in the aggregate principal amount of $327,000. In addition, we have been unsuccessful in raising additional capital to fund operations and service our debt. While the note holders have not commenced legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes, there is no assurance that they will not do so, and the prospect of their doing so has made it more difficult for us to raise additional capital.

         In light of the delays encountered by Parker-Hannifin in commercializing UniVane products, and the resulting delays in our receipt of royalty income from anticipated product sales by Parker-Hannifin, we will be unable to sustain our operations unless we are able to restructure our existing debt obligations and secure additional funding. While we have been engaged in ongoing discussions with our debt holders, we have no commitments to restructure our debt, and, as of the date of this report, we have no commitments or understandings that will result in our receipt of additional funding. In addition to discussions with our debt holders, we are reviewing other possible transactions to enable us to remain in existence, including the sale or license of our assets and business combinations with third parties. There is no assurance that we will be successful in our efforts to restructure our debt or raise additional funding, in the absence of which we will likely be forced to cease operations.

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

         There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 26, 2005, we sold 200,000 shares of common stock and common stock purchase warrants to purchase 100,000 shares to one investor for an aggregate purchase price of $10,000. The warrants are exercisable for a period of four years, at an exercise price of $.10 per share. The investor had access to business and financial information about us and had such knowledge and experience in business and financial matters that he was able to evaluate the risks and merits of an investment in the Company. The shares and warrants contain a legend restricting transferability of the shares, warrants and shares issuable upon exercise of the warrants unless the shares are registered under the Securities Act of 1933, as amended. No placement agent was involved, no commissions were paid and no general solicitation or advertising was used in connection with this transaction. The sale of the notes and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.

         On September 22, 2005, we sold 1,000,000 shares of common stock and common stock purchase warrants to purchase 500,000 shares to one investor for an aggregate purchase price of $50,000. The warrants are exercisable for a period of four years, at an exercise price of $.10 per share. The investor had access to business and financial information about us and had such knowledge and experience in business and financial matters that he was able to evaluate the risks and merits of an investment in the Company. The shares and warrants contain a legend restricting transferability of the shares, warrants and shares issuable upon exercise of the warrants unless the shares are registered under the Securities Act of 1933, as amended. No placement agent was involved, no commissions were paid and no general solicitation or advertising was used in connection with this transaction. The sale of the notes and warrants was exempt from the registration requirements of the Securities Act of 1933, ad amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.

ITEM 5.  OTHER INFORMATION

         On July 1, 2005, we failed to make required installment payments under our promissory notes in the aggregate principal amount of $327,000 issued to five persons. The aggregate principal amount of the monthly installments that were not paid was $17,210.53 plus accrued interest.

         As consideration for the note holders' waiver of our default, we (a) agreed to pay a total of $18,333.33 including agreed upon accrued interest, to two of the note holders, (b) reduced the exercise price of warrants to purchase a total of 1,500,000 shares of our common stock issued to those two note holders, from $.25 per share to $.18 per share and (c) agreed with the other note holders to defer repayment of the unpaid $1,479.76 installments of principal and accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $.06704 per share or the then applicable conversion price of the note. To date, we have failed to make the payment described in (a), above. In addition, the Company has failed to make the required September 1st, October 1st, and November 1st, installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 per month of principal (a total of $51,633), plus accrued interest. As a result of the default, the loan is now considered a current liability. While the note holders have not commenced legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes, there is no assurance that they will not do so.

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

------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005             DYNECO CORPORATION

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