Form 10KSB
period 2005-12-31
DYNAMIC LEISURE CORP
filed 2006-03-31
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                           DYNAMIC LEISURE CORPORATION
                           ---------------------------
                     (FORMERLY KNOWN AS DYNECO CORPORATION)
             (Exact name of Registrant as specified in its Charter)

   Minnesota                       333-07953                     41-1508703
   ---------                       ---------                     ----------
(State or other                   (Commission                  (IRS Employer
jurisdiction of                     File No.)                Identification No.)
 incorporation)

                        2203 North Lois Avenue, Suite 900
                              Tampa, Florida 33607
                     --------------------------------------
                    (Address of principal executive offices)

                                 (813) 877-6300
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year. $0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

     As of March 24, 2006 average market value of common stock held by non-affiliates was $3,778,911.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     9,331,016 shares of Common Stock, $.01 par value (as of March 24, 2006).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                           DYNAMIC LEISURE CORPORATION
                            F/K/A DYNECO CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Forward Looking Statements .................................................   1

PART I

     Item 1.  Description of Business ......................................   2

     Item 2.  Description of Property ......................................   7

     Item 3.  Legal Proceedings ............................................   8

     Item 4.  Submission of Matters to a Vote of Security Holders ..........   8

PART II

     Item 5.  Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities .....   8

     Item 6.  Management's Discussion and Analysis or Plan of Operation ....  12

     Item 7.  Financial Statements .........................................  21

     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  21

              Item 8A. Controls and Procedures .............................  21

              Item 8B. Other Information ...................................  22

PART III

     Item 9.  Directors and Executive Officers of the Registrant ...........  22

     Item 10. Executive Compensation .......................................  26

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...................  29

     Item 12. Certain Relationships and Related Transactions ...............  31

PART IV

     Item 13. Exhibits, List and Reports ...................................  32

     Item 14. Principal Accountant Fees and Services .......................  34

SIGNATURES .................................................................  35

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may", "should," "expect," "anticipate," "estimate," "believe," "intend," "contemplate" or "project." Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

-  our ability to raise capital,

-  our ability to develop new technologies and product applications,

-  the success of third parties in commercializing our technology,

- our ability to execute our business strategy in a very competitive environment,

-  our degree of financial leverage,

- risks related to market acceptance and demand for products incorporating our technology,

-  the impact of competitive products, and

- risks associated with economic conditions and continued weakness in the U. S. securities markets.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

REVERSE STOCK SPLIT

Due to a 1:30 reverse stock split effective at close of business on March 3, 2006, all stock and warrant prices and quantities (including historical transactions) are stated herein in post-split prices and quantities.

                                     PART I

                                    BUSINESS

         Certain terms used in this Annual Report, such as "we," "us," "our," the "Company," and words of similar import, refer to Dynamic Leisure Corporation, a Minnesota corporation formerly known as DynEco Corporation, including its wholly-owned subsidiary, DynEco International, Inc., a Minnesota corporation.

         SUBSEQUENT TO DECEMBER 31, 2005, THE COMPANY UNDERWENT A SIGNIFICANT CHANGE IN CONTROL AND OPERATIONS. THIS ANNUAL REPORT ADDRESSES THE COMPANY'S STATUS AS OF DECEMBER 31, 2005. WE HAVE, WHERE APPROPRIATE, INCLUDED LIMITED DISCUSSION OF MATTERS OCCURRING SINCE DECEMBER 31, 2005. FURTHER INFORMATION CAN BE OBTAINED BY REVIEWING THE COMPANY'S SEC FILINGS AT WWW.SEC.GOV OR BY CONTACTING THE COMPANY DIRECTLY.

         As of December 31, 2005, our corporate offices were located at 564 International Place, Rockledge, Florida 32955, and our telephone number there was (321) 639-0333.

         SUBSEQUENT EVENT: Currently, our corporate offices are located at 2203
N. Lois Avenue, Suite 900, Tampa, Florida 33607, and our telephone number there is (813) 877-6300.

HISTORICAL BUSINESS - PATENTING AND LICENSING OF COMPRESSOR AND PUMP TECHNOLOGY
-------------------------------------------------------------------------------

         Over the last several years, and through December 31, 2005, we were engaged in the development of high efficiency compressors and pumps believed to have commercial application in products. The technology underlying our compressors and pumps was created by Dr. Thomas Edwards, our founder and former Chief Executive Officer. The technology is the subject of three patents that have been issued by the United States Patent and Trademark Office.

FUEL CELLS

         Over the past several years, environmental and economic concerns have led to searches for alternative sources of power for electricity generation and transportation. Fuel cells are an emerging energy source that is being developed as an alternative to traditional energy sources such as gasoline and coal. A fuel cell is a device that is much like a battery. However, rather than storing energy in the manner that a battery does, a fuel cell continuously changes the chemical energy of hydrogen and oxygen into electrical energy and heat, without combustion. Fuel cells convert hydrogen and oxygen into electricity through a process that can be twice as efficient as conventional electrical energy production, and they result in virtually no emissions while producing only heat and water as by-products. Fuel cells are similar to batteries with the exception that if they are continuously provided with oxygen from the air and hydrogen fuel, they continue to provide electricity and, therefore, they do not "run down." Fuel cells can be used in stationary applications, such as generating electricity or heating buildings, and for non-stationary applications, such as powering vehicles including automobiles, buses and trains. Fuel cells have emerged as a leading source of power for these applications, as they are an inherently cleaner, more efficient and a more reliable source of power than current generation methods. Some fuel cell applications have progressed to the pre-production stage and have received significant attention in the financial and popular press.

DYNECO UNIVANE(R) COMPRESSOR AND HYDROGEN CIRCULATOR

         We developed a line of compressors and pumps incorporating Dr. Edwards' technology, known as UniVane devices. We believe that our compressors and pumps enable fuel cells to operate more efficiently and with greater power output, thereby promoting the development and adoption of compact, economical fuel cell power systems. Although numerous compressor manufacturers produce lubricant-free (oiless) compressors, the primary innovation in our lubricant-free compressors and pumps is that they are more reliable and efficient than other oiless compressors and pumps. We believe that our UniVane devices can be successfully incorporated into commercially viable fuel cell applications.

         We control the rights to two proprietary mechanisms - Orbital Vane(R) and UniVane devices. UniVane compressors operate without a lubrication system, a primary requirement for fuel cell compressors. On the other hand, Orbital Vane machines require lubricant systems and, therefore, unlike the UniVane, are unsuitable for fuel cell applications. The Company no longer renews patent annuity/maintenance fees for Orbital Vane patents, which hastens the transition of these patents to the public domain.

         The UniVane compressor and hydrogen circulator provide a flow of oxygen or hydrogen to an entire fuel cell. UniVane technology can be used for hydrogen circulator pumps, natural gas/air mixing compressors, cathode air compressors and as a duel compressor for gas and air. It is a high-efficiency device that is designed to offer higher flow at lower pressures than alternative systems. The Company's UniVane devices produce a greater flow while utilizing about one half the energy of a conventional product.

         UniVane compressors consist of a closed stationary cylindrical housing containing a rotor fitted with a single vane. These rotating parts are suspended in the housing by non-lubricated ceramic ball bearings so that neither rotating component actually touches the inner surfaces of the housing. Energy-efficient non-contact sealing is achieved, and results in essentially no friction or wear among the parts, even over thousands of hours. These attributes enable the design and manufacture of subsystems that we believe, for example, can be used to reliably and efficiently supply air to and circulate hydrogen through fuel cells.

LICENSE AGREEMENT WITH DR. THOMAS C. EDWARDS

         On February 4, 2004, we executed an Exclusive Patent and Know-How License Agreement (the "2004 License Agreement") with Thomas C. Edwards, Ph.D., our former president and chief executive officer. The 2004 License Agreement replaced and superceded a license agreement that we entered into with Dr. Edwards on March 9, 1992.

         Under the 2004 License Agreement, we were granted the exclusive, worldwide, royalty-bearing license to use certain patented technology owned by Dr. Edwards, as well as the related technical know-how, for the lives of the respective patents. The license agreement with Dr. Edwards covers three patents issued by the United States Patent and Trademark Office, including Dr. Edwards' patents for UniVane technology. We are permitted to sublicense the licensed technology, and have sublicensed the licensed technology to Parker-Hannifin under our exclusive license agreement with Parker-Hannifin (see below).

         Under the 2004 License Agreement, we were required to pay Dr. Edwards a royalty fee equal to 1% of the sales or lease price of all products sold or leased by us that incorporate the licensed technology. We were also obligated to pay Dr. Edwards a royalty fee equal to 10% of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. No royalty fees are due and owing to Dr. Edwards under this license agreement.

         SUBSEQUENT EVENT: Under a January 12, 2006 Exclusive Patent and Know-How License Agreement, Dr. Edwards relinquished any entitlement to royalty payments under the prior Exclusive Patent and Know-How License Agreement and has assigned and transferred to us all of his right, title and interest under the 2004 License Agreement. For further information on the January 12, 2006 Exclusive Patent and Know-How License Agreement, see "Note 13: Subsequent Events" to the consolidated financial statements found in Appendix A of this Report.

LICENSE AGREEMENT WITH PARKER-HANNIFIN CORPORATION

         Our limited financial resources prevented us from commercializing our UniVane devices into revenue-producing products. Consequently, in May 2003 we entered into a license agreement with Parker-Hannifin Corporation, a Fortune 500 industrial company that, among other things, designs, develops, manufactures and distributes a wide range of industrial and consumer products and has been engaged in, among other things, the development of fuel cells as an alternative energy source.

         Under the license agreement, we granted Parker-Hannifin a sublicense agreement that grants them exclusive worldwide rights to develop, manufacture, sell and use our UniVane air compressors and hydrogen circulators, as well as the technology and patents incorporated in our products. Under the license agreement, we are precluded from manufacturing, using or selling our air compressors and hydrogen circulators to anyone other than Parker-Hannifin, and from developing or licensing our UniVane technology air compressor and hydrogen circulator technology to any other party.

         In consideration for the license grant, Parker-Hannifin agreed to pay us a royalty for each air compressor and hydrogen circulator incorporating our UniVane technology and sold by Parker-Hannifin. To the extent that Parker-Hannifin is successful in developing and marketing fuel cell devices or other products that incorporate our UniVane devices, we will be entitled to royalty payments from Parker-Hannifin based upon product sales. The royalty is payable quarterly, will be calculated as a percentage of the net selling price of the UniVane air compressor or hydrogen circulator included in the product sold by Parker-Hannifin, and is based upon attaining the following levels of product sales:

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

         In 2005, our UniVane fuel cell compressors and hydrogen circulators were our only products capable of generating revenues, leaving us substantially dependent upon Parker-Hannifin for sales of royalty-generating products. However, we have no control over Parker-Hannifin's technical and manufacturing development or marketing activities, and Parker-Hannifin is only required to use reasonable commercial efforts to market these products; there is no assurance that commercial applications for our UniVane devices will be developed or, even if developed, that they will be successfully marketed. With the exception of an immaterial number of sales of prototype units, no sales of licensed products have been made to date, and we cannot predict whether Parker-Hannifin will successfully sell licensed products incorporating our technology. If Parker-Hannifin does not successfully market royalty-generating products under our license agreement, we do not receive royalty fees. In 2005, we received no royalty fees.

         The license agreement with Parker-Hannifin will continue until the earliest to occur of (a) expiration of the licensed patent, (b) the final use of the licensed technology by a customer of Parker-Hannifin, (c) termination of the license agreement by one party due to a material uncured breach by the other party, (d) termination of the license agreement by a party due to a bankruptcy or similar proceeding involving the other party, or (e) the mutual agreement of the parties.

         In connection with the license agreement, we provided consulting services to Parker-Hannifin to assist in transitioning our UniVane technology to them and for developing and improving products covered by the license agreement. The consulting agreement provided for an initial term of one year terminating May 31, 2004, subject to automatic month-to-month renewals unless one party provided 90-days notice of termination to the other. We received consulting fees of $25,000 per month under the agreement. Following expiration of the initial 12-month period, we continued to provide consulting services to Parker-Hannifin until November 2004, when Parker-Hannifin concluded that development of our UniVane technology had progressed to the point that it no longer required our consulting services in connection with their product development activities.

Accordingly, we mutually orally agreed with Parker-Hannifin that our consulting services would cease to be provided as of December 10, 2004. The cessation of consulting services does not alter our rights and obligations relating to our right to future royalty payments based upon sales of products incorporating our UniVane devices.

SUPPLY AGREEMENT WITH PARKER-HANNIFIN CORPORATION

         On August 6, 2004, we entered into a supply agreement with Parker-Hannifin, under which Parker-Hannifin agreed to supply us with our requirements of UniVane products for resale in non-fuel cell applications, if any, that we may develop in the future. Under the supply agreement, any UniVane products we purchase from Parker-Hannifin will be sold to us at the standard distributor pricing established by Parker-Hannifin from time-to-time. We are under no obligation to purchase any products from Parker Hannifin and have made no commitment to purchase any products under the supply agreement. If we are able to develop non-fuel cell applications for our UniVane devices, we have granted Parker-Hannifin a right of first refusal to supply us with systems incorporating those devices, if Parker-Hannifin demonstrates that it can supply systems meeting our technical requirements at pricing that is reasonably competitive with other suppliers. As of the date of this Report, we have not developed any non-fuel cell applications that would be subject to the provisions of the supply agreement with Parker-Hannifin.

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

RESEARCH AND DEVELOPMENT

         For each of the two years ended December 31, 2005 and 2004, we spent approximately $100,383 and $145,171, respectively, on research and development activities.

GOVERNMENT REGULATION

         As of December 31, 2005, our principal products and services consisted of our UniVane device licenses. During 2005, we were also engaged in technology development unrelated to our UniVane devices. None of our principal products or services required governmental approvals, and we do not believe or anticipate that existing or probable government regulations will have a material effect on our business. To the extent that fuel cells or other products developed by Parker-Hannifin are or will be subject to government regulation, or require or will require governmental approvals, Parker-Hannifin is responsible for necessary compliance and securing any necessary approvals.

         Our current activities do not subject us to the costs or effects of compliance with environmental laws, rules or regulations. To the extent that these laws, rules or regulations are applicable to the activities of Parker-Hannifin, the costs and effects are borne by Parker-Hannifin.

                  NEW BUSINESS SINCE 12/31/05 - TRAVEL INDUSTRY
                  ---------------------------------------------

         On January 13, 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic Leisure Group, Inc. ("Dynamic"), a privately-held Florida corporation, under which we acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly-owned subsidiary of the Company. Concomitant with the Stock Exchange Agreement, the Company and Dr. Edwards entered into a Separation Agreement, also dated January 13, 2006. In satisfaction of the terms of this agreement, Dr. Edwards has resigned as an officer (President and Chief Executive Officer) and director of the Company. For further information on the Stock Exchange Agreement and change in management of the Company, see Part III, Item 9, and "Note 13: Subsequent Events" to the consolidated financial statements found in Appendix A of this Report. For audited financial statements of Dynamic Leisure Group Inc., see the Company's 8-K/A filed with the SEC on March 29,2006.

         Through Dynamic, we plan to operate primarily in the wholesale travel industry, after several years of operating in the industrial goods industry. Dynamic was incorporated in May 2005 for the purpose of consolidating leisure-based travel products, such as airfares, hotels, car rentals, excursions, and tours, using proprietary computer software and broadband communication technology. During 2005, Dynamic Leisure Group, Inc. had no operating revenue.

         FURTHER DISCUSSION OF OUR NEW BUSINESS CAN BE FOUND ELSEWHERE IN THIS ANNUAL REPORT. HOWEVER, AS OUR NEW BUSINESS DIRECTION OCCURRED AFTER DECEMBER 31, 2005, THIS DESCRIPTION IS LIMITED AND SHOULD NOT BE RELIED UPON BY INVESTORS.

         It should be noted that the Company retains its licensing rights with Parker-Hannifin.

COMPANY HISTORY

         We were incorporated under the laws of the state of Minnesota in December 1984, under the name TERTM, Inc. In 1989, we changed our name to TERTM Technology Corporation and, in December 1993, again changed our name to DynEco Corporation. Most recently, in March 2006, we again changed our name to Dynamic Leisure Corporation.

         Prior to 1991, we engaged in the design, development, manufacture and marketing of certain proprietary products using a proprietary production process known as the Thermal Expansion Resin Transfer Molding Process. We also marketed and licensed a design engineering and contract manufacturing capability of products using the TERTM process to third parties. We discontinued these operations in 1991 and, until the acquisition of the compressor assets and business of DynEco International, Inc. ("DynEco International") in March 1994, we only engaged in licensing the TERTM process and providing application engineering consulting with respect to those licenses. We ceased all TERTM-related activities in March 1994.

         In January 1993, we were introduced to DynEco International, a developmental stage company engaged in the development of proprietary compressor technology intended to be commercially exploited primarily through licensing to third parties. While DynEco International expressed interest in being acquired by us, due to our financial obligations, DynEco International was unwilling to consummate a business combination with us until we restructured our obligations. In order to do so, on July 12, 1993, we filed a Plan of Reorganization and a Disclosure Statement under Chapter 11 of the Federal Bankruptcy laws with the United States Bankruptcy Court for the District of Minnesota. The Plan of Reorganization was subsequently confirmed by the Order of the Bankruptcy Court on December 17, 1993. The Chapter 11 case was closed by the Order of the Bankruptcy Court in June 1994.

         On March 31, 1994, we consummated the acquisition of all of the issued and outstanding shares of capital stock of DynEco International in exchange for
(a) approximately 130,867 shares of our common stock and (b) warrants to purchase approximately 9,753 shares of our common stock. Those warrants have since expired unexercised. On the effective date of the acquisition, DynEco International became our wholly-owned subsidiary, and DynEco International's security holders collectively became our majority shareholders. At the same time, our directors and officers resigned their positions, and the directors and officers of DynEco International became our directors and officers.

         From the time of our acquisition of DynEco International until May 2003, we engaged in the development and commercialization of the patented technologies licensed to us by our then Chief Executive Officer, Thomas C. Edwards, Ph.D. We funded those activities through limited revenues and sales of our equity securities. The focus of our activities was the development of products that could be used in fuel cell applications. However, we were unable to successfully develop these products on a commercial basis due to our limited financial resources, the lack of public acceptance of fuel cells as an alternative energy source and our inability to attract manufacturers willing to devote resources to altering their manufacturing processes to accommodate the production of our products.

         In May 2003, we entered into the exclusive license agreement with Parker-Hannifin Corporation that is described above. Between that time and December 31, 2005, our activities were limited to our consulting services rendered to Parker Hannifin and our continued development of non-fuel cell applications for our UniVane technology. All of our existing material agreements have been executed and are being performed by the Company. As a result, the operations of DynEco International as an operating subsidiary have ceased, and DynEco International is not currently engaged in active operations.

         SUBSEQUENT EVENT: In January 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic, under which the Company acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly-owned subsidiary of the Company. Dynamic was founded in May 2005 for the purpose of consolidating leisure-based travel products, such as airfares, hotels, car rentals, excursions, and tours, using proprietary computer software and broadband communication technology. Currently, we plan to operate primarily in the wholesale travel industry, after several years of operating in the industrial goods industry. For further information on the Stock Exchange Agreement with Dynamic and the corporate name change, see "Note 13: Subsequent Events" to the consolidated financial statements found in Appendix A of this Report.

EMPLOYEES

         As of December 31, 2005, we employed one person on a full-time basis, our then chief executive officer/president and engineer. This employee was not a party to a collective bargaining agreement.

         SUBSEQUENT EVENT: As of March 24, 2006, the Company and its subsidiaries employed approximately 40 people and was actively hiring further personnel. No employee is a party to a collective bargaining agreement.

                                   PROPERTIES

         During 2005, we leased approximately 4,296 square feet of space at 564 International Place, Rockledge, FL 32955, under a verbal lease with an unaffiliated lessor. We paid rent of $1,500 per month, and made payments for our use of electricity directly to the power company. The space was used as our corporate offices and as a laboratory/shop facility.

         SUBSEQUENT EVENT: Pursuant to the Stock Exchange with the former shareholders of Dynamic, the corporate offices were moved to 2203 N. Lois Avenue, Suite 900, Tampa, FL 33607, where we lease space on a monthly basis. For further information on the Stock Exchange Agreement, see "Note 13: Subsequent Events" to the consolidated financial statements found in Appendix A of this Report.

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

                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

         SUBSEQUENT EVENT: On January 31, 2006, a Special Meeting of Shareholders was conducted, at which time several matters were submitted to a vote of shareholders. Discussion of matters relevant to this Annual Report is set forth below as appropriate.

                                     PART II

            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock commenced trading on the over-the-counter bulletin board on January 25, 2005, under the symbol "DYCO". From March 1994 until January 25, 2005, our shares were listed on the pink sheets under the symbol "DYCO." However, the trading market for our shares on the pink sheets was not active. The following table sets forth the high and low bid prices for our common stock on the pink sheets from January 1, 2004 to January 24, 2005 and on the over-the-counter bulletin board from January 25, 2005 to March 24, 2006. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions. Our stock began trading under the symbol "DYLI" at market open on March 6, 2006.

               PERIOD                           HIGH BID         LOW BID
   ------------------------------------         --------         -------

   January 1, 2006 to March 24, 2006              $3.25           $0.81

   October 1, 2005 to December 31, 2005           $2.25           $0.30
   July 1, 2005 to September 30, 2005             $3.30           $1.35
   April 1, 2005 to June 30, 2005                 $4.20           $2.46
   January 1, 2005 to March 31, 2005              $6.00           $2.43

   October 1, 2004 to December 31, 2004           $5.40           $2.40
   July 1, 2004 to September 30, 2004             $5.40           $3.00
   April 1, 2004 to June 30, 2004                 $6.30           $3.60
   January 1, 2004 to March 31, 2004              $8.10           $5.10

The prices reflect a reverse-stock split that became effective at business close on March 3, 2006.

SHAREHOLDERS OF RECORD

         As of December 31, 2005, there were approximately 801 holders of record of our common stock.

         SUBSEQUENT EVENT: As of March 24, 2006, there were 9,331,016 shares of our common stock issued and outstanding. We have also reserved a total of 2,353,211 shares for issuance upon exercise of outstanding common stock purchase warrants, and 124,539 shares upon exercise of outstanding options to purchase shares of our common stock.

INFORMATION RELATING TO OUTSTANDING SHARES

         Of the issued and outstanding shares, approximately 1,118,766 shares of our common stock (6,667 of which are owned by our officers, directors and principal stockholders) have been held for in excess of one year and are available for public resale pursuant to Rule 144 promulgated under the Securities Act. The resale of another 134,167 shares, including 138,333 shares issuable upon exercise of outstanding warrants and options, is covered by an Registration Statement filed on Form SB-2 (SEC File No. 333-112585). The resale of another 15,000 shares, including 430,000 shares issuable upon exercise of outstanding warrants and options, is covered by another Registrations Statement filed on Form SB-2 (SEC File No. 333-124283), for which an amendment shall be filed on or before April 13, 2006.

         Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially-owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

         Sales of our common stock under Rule 144 or pursuant to registration may have a depressive effect on the market price for our common stock.

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

EARLY 2005 SALES OF UNREGISTERED SECURITIES; REGISTRATION OF SOME; LATER 2005 SALES OF UNREGISTERED SECURITIES

         During the period from December 7, 2004 to January 31, 2005, we sold an aggregate of 15,000 shares of common stock for an aggregate purchase price of $45,000 (the "first 2005 unregistered sale"). For each two shares purchased, the purchaser also received one warrant to purchase one additional share of common stock, exercisable until December 31, 2006. The shares and warrants were sold to a total of four persons, each of whom we had reasonable grounds to believe was an "accredited investor" within the meaning of Regulation D under the Securities Act. Each investor was provided access to business and financial information about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, each investor was also "sophisticated" within the meaning of federal securities laws. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. No commissions, similar compensation or other remuneration was paid in connection with the sales.

         The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On March 2, 2005, we completed a $300,000 financing consisting of our convertible promissory notes and common stock purchase warrants (the "second 2005 unregistered sale"). The notes were convertible at the option of the holder into shares of our common stock, at a price of $3.00 per share, subject to adjustment under company control. We also issued the investors common stock purchase warrants to purchase an aggregate of 250,000 shares of common stock, consisting of (a) five-year warrants to purchase 100,000 shares, (b) five-year warrants to purchase 50,000 shares, and (c) five-year warrants to purchase 100,000 shares.

         The notes were sold to a total of two investors, each of whom we had reasonable grounds to believe was an "accredited investor" within the meaning of Regulation D under the Securities Act. Each investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions. We paid unaffiliated finders a total of $27,000, by the issuance of our promissory notes payable in the same manner as the investor notes, and issued the finders five-year warrants to purchase a total of 9,000 shares of common stock.

         The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering. We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants, and on April 22, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC (the "2005 Registration"). The 2005 Registration covered the resale of a total of 445,000 shares of common stock being offered by selling security holders.

         Of the shares covered by the 2005 Registration, the 15,000 shares of the first 2005 unregistered sale were issued and outstanding at the time of the filing of the 2005 Registration. During the period from December 7, 2004 to January 31, 2005, the Company sold an aggregate of 15,000 shares of common stock to four individuals, and for each two shares purchased, the purchaser also received one warrant to purchase one additional share of common stock, exercisable until December 31, 2006, for a total of 7,500 warrants.

         In addition, of the shares covered by the 2005 Registration, with the second 2005 unregistered sale, 163,500 shares were potentially issuable upon conversion of outstanding convertible promissory notes, and 226,500 shares were potentially issuable upon exercise of outstanding warrants. These shares arose from a transaction of March 2, 2005, in which the Company arranged a $300,000 financing by providing consideration of the convertible promissory notes and common stock purchase warrants. In accordance with the Company's obligations under the Subscription Agreement for that transaction, the 2005 Registration covered 150% of the number of shares potentially issuable upon conversion of the promissory notes, as well as up to 22,500 shares of common stock potentially issuable upon conversion of promissory notes and exercise of warrants issued to finders (including an investor).

         Subsequent to the 2005 Registration, on August 26, 2005 we sold 6,666 shares of common stock and common stock purchase warrants to purchase 6,666 shares to one investor for an aggregate purchase price of $10,000. The warrants are exercisable for a period of four years, at an exercise price of $3.00 per share. The investor had access to business and financial information about us and had such knowledge and experience in business and financial matters that he was able to evaluate the risks and merits of an investment in the Company. The shares and warrants contain a legend restricting transferability of the shares, warrants and shares issuable upon exercise of the warrants unless the shares are registered under the Securities Act of 1933, as amended. No placement agent was involved, no commissions were paid and no general solicitation or advertising was used in connection with this transaction. The sale of the notes and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.

         On September 22, 2005, we sold 33,333 shares of common stock and common stock purchase warrants to purchase 33,333 shares to one investor for an aggregate purchase price of $50,000. The warrants are exercisable for a period of four years, at an exercise price of $3.00 per share. The investor had access to business and financial information about us and had such knowledge and experience in business and financial matters that he was able to evaluate the risks and merits of an investment in the Company. The shares and warrants contain a legend restricting transferability of the shares, warrants and shares issuable upon exercise of the warrants unless the shares are registered under the Securities Act of 1933, as amended. No placement agent was involved, no commissions were paid, and no general solicitation or advertising was used in connection with this transaction. The sale of the notes and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.

         In June 2005, we issued common stock purchase warrants to purchase 10,000 shares to one company as part of a consulting agreement. The warrants are exercisable for a period of five years at various exercise prices, with one-third at $3.75 per share, one-third at $7.50 per share and one-third at $11.25 per share. The consulting firm is in the financial consulting business, and therefore, has access to business and financial information about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of taking warrants from the Company in lieu of cash payment. The warrants contain a legend restricting transferability of the shares issuable upon exercise of the warrants unless the shares are registered under the Securities Act of 1933, as amended. No placement agent was involved, no commissions were paid, and no general solicitation or advertising was used in connection with this transaction. The issue of the warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.

SUBSEQUENT EVENTS: RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the Stock Exchange Agreement of January 13, 2006, on March 6, 2006 the Company issued the former shareholders of Dynamic Leisure Group, Inc. an aggregate of 6,566,667 shares of the Company's common stock.

         In connection with the Company's purchase of Changes in L'Attitudes, Inc. (see below), on March 6, 2006 the Company issued 340,000 shares of common stock to Raymon Valdes. In addition, under the Purchase Agreement governing that transaction, the Company issued Mr. Valdes a convertible debenture in the amount of $600,000, convertible into the Company's common stock at the rate of $1.50 per share.

         In connection with the Company's purchase of Island Resort Tours, Inc. and International Travel and Resorts, Inc. (see below), on March 6, 2006 the Company issued 700,000 shares of common stock to Stephen A. Hicks. In addition, under the Purchase Agreement governing that transaction, the Company issued Mr. Hicks a convertible debenture in the amount of $1,450,000, convertible into the Company's common stock at the rate of $1.50 per share.

         Also between January 1, 2006 and March 24, 2006, the Company issued an aggregate of 366,910 shares of the Company's common stock to holders who converted promissory notes and exercised warrants of Dynamic Leisure Group, Inc. and to investors in the Company.

         The notes were sold to investors whom we had reasonable grounds to believe were "accredited investors" within the meaning of Regulation D under the Securities Act. Each investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.

         For more information regarding these transactions, see "Note 13:
Subsequent Events" to the consolidated financial statements found in Appendix A of this Report.

SEC "PENNY STOCK" RULES

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock." A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this Annual Report.

GENERAL

         During the year ended December 31, 2005 we were engaged primarily in developing and commercializing patented high efficiency low-pressure non-lubricated air compressors and hydrogen circulators, known collectively as UniVane devices. The basic UniVane compressor technology development is based upon the concepts, innovations and embodiments of the patents Dr. Edwards has exclusively licensed to us. That license agreement was entered into in January 2004, which replaced a license agreement entered into in 1992. Under the license agreement, we are required to pay Dr. Edwards one percent of revenues we receive from sales of products incorporating the licensed technology, and ten percent of gross royalty fees in excess of $500,000 per calendar year received by us from sublicenses of the licensed technology. The underlying UniVane patent #6,623,261, filed July 21, 2001 has a term of twenty years and expires on July 21, 2021. During May 2003, we granted an exclusive, worldwide patent license to Parker-Hannifin Corporation to further develop, enhance, manufacture and market our UniVane devices for all product applications into which the UniVane is incorporated. Subsequent to year-end, on January 12, 2006, Dr. Edwards entered into in an Exclusive Patent and Know-How License Agreement, in which Dr. Edwards relinquished any entitlement to royalty payments under the Exclusive Patent and Know-How License Agreement dated February 4, 2004 and has assigned and transferred to the Company all of his right, title and interest under the Exclusive Patent and Know-How License Agreement dated February 4, 2004.

         Under the license agreement, Parker-Hannifin is responsible for generating production UniVane compressor engineering designs and producing and marketing them. As a result, in 2005 our technical efforts were re-directed to generating potentially improved UniVane manufacturing designs, decreasing costs, increasing UniVane operational speeds and capacities and creating initial engineering conceptual layouts for different size UniVanes. In addition to engineering efforts to improve UniVane machines, we were also identifying non-fuel cell markets for UniVane compressors and designing systems that would employ the machines in those markets.

         We have historically incurred losses primarily resulting from expenditures related to the research, development, testing and preliminary marketing of our proprietary technology. To date, no products incorporating our UniVane technology have been commercially manufactured, and we have not yet generated revenues, including royalty income, from the sale of products incorporating our UniVane technology. Until we established our relationship with Parker-Hannifin, we were unable to identify manufacturers who were willing to aid in the commercialization of products incorporating our UniVane technology. However, we expect that operating losses will continue until such time as either our future royalty income generates sufficient revenues to fund continuing operations or a combination of royalties and profits that may be generated from the sale of systems, such as aerators, that use UniVane air compressors.

         Under the Parker-Hannifin License Agreement, we were being paid $25,000 per month for twelve months primarily to transfer UniVane technology to Parker-Hannifin and to aid in the transition from prototype production to commercial manufacturing. We continued to provide these services to Parker-Hannifin on a monthly basis until December 2004, when Parker-Hannifin concluded that development of our UniVane technology had progressed to the point that it no longer required our consulting services in connection with their product development activities. Accordingly, we mutually agreed with Parker-Hannifin that our consulting services would cease to be provided effective December 10, 2004. The cessation of consulting services did not alter our rights and obligations relating to our right to future royalty payments based upon sales of products incorporating our UniVane devices. Prior to 2003, we were developing and attempting to commercialize the licensed UniVane technology with its own limited resources.

         Subsequent Event: On January 13, 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic Leisure Group, Inc. ("Dynamic") a privately held, Florida corporation, under which we acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly-owned subsidiary of the Company. Following the agreement, the Company intends to change the focus of its business strategy to pursue opportunities in the leisure travel market, primarily as a wholesaler of travel packages to frequently traveled destinations such as Florida, Las Vegas, California and Hawaii in the US and the Caribbean, Mexico, Central and South America, the United Kingdom and Europe. As part of the Stock Exchange Agreement with Dynamic, we issued 6,566,667 shares of our common stock.

         The Company expects its new focus on the leisure travel market will be obtained through the combination of acquiring existing well-established businesses and via internal organic growth. Subsequent to year end, in order to pursue this strategy, the Company acquired Changes in L'Attitudes, Inc. a Florida-based direct-to-consumer internet seller of vacation packages primarily to the Caribbean and Mexico, and Island Resort Tours, Inc. and International Travel and Resorts, Inc. ("ITR"), wholesalers of Caribbean travel primarily through established networks of travel agencies, and a provider of telephone and marketing support to various Caribbean locations.

CRITICAL ACCOUNTING ESTIMATES

         Valuation of Patent Rights
         --------------------------

         The valuation of patent rights has a material impact on our reported financial condition and operating performance. Patent rights consist of the costs incurred to obtain patent rights associated with compressor technology. Patent rights are amortized using the straight-line method over their seventeen to twenty-year lives commencing upon patent issuance and the generation of revenues utilizing the underlying technology. Future revenues, if any, generated by these patents will be in the form of royalties from Parker-Hannifin. There is no assurance that commercial applications will be developed.

         Due to: (a) uncertainties in the developing fuel cell industry, (b) inherent risk of competing future technologies, and (c) our reliance on Parker-Hannifin, in 2004 we recognized an impairment loss of the entire net carrying value of patent rights of $144,603. This loss is reflected as an operating expense and increased the stockholders' deficit to $719,196 at December 31, 2004.

         We recorded and charged to operations impairment losses of $0 and $144,603, relating to patent rights, for the years ended December 31, 2005 and 2004, respectively.

         Stock-Based Compensation Plans
         ------------------------------

         We have two active stock based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 83,333 shares of common stock reserved for issuance. Options outstanding were for 124,539 and 82,039 of shares of common stock at December 31, 2005 and 2004, respectively. In 2004, stock options were granted to an individual in lieu of issuing common stock, but this transaction was outside the stock-based compensation plans. The Company issued stock options to directors, employees, and the chief executive officer totaling 23,333 and zero, respectively, in 2005 and 2004. No stock-based employee compensation cost is reflected in net income during 2005 and 2004, in accordance with the provisions of Accounting Principles Board Opinion No. 25. The Company issued 19,167 options and recorded $56,925 in expense for options issued to consultants in 2005, in accordance with the fair value method of SFAS 123.


RESULTS OF OPERATIONS

         We had no revenue for 2005, and in 2004, revenues were primarily derived from consulting fees under the agreement with Parker-Hannifin. Our monthly consulting fee terminated in December of 2004.

         To date, there have been no sales of UniVane products that generated any royalty fees. In general, our license agreement with Parker-Hannifin does not expire until the later to occur of the last licensed UniVane patent expiration (i.e., July 21, 2021), or the final use of UniVane-related technology by Parker-Hannifin.

         SUBSEQUENT EVENT: CHANGE IN BUSINESS. In 2006, the business changed to focus on the leisure travel market. Revenues for the near term will depend upon our receipt of royalty payments, if any, related to the sale of systems that employ our UniVane technology from Parker-Hannifin Corporation; upon the success of our acquisitions of Changes in L'Attitudes, International Travel and Resorts, and Island Resort Tours in early 2006; and upon our ability to add revenue through internal growth.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

         The Company produced no revenue from consulting fees during 2005 compared with $275,000 in 2004. Prototype sales decreased from $11,900 in 2004 to zero in 2005. These consulting fees related to the Parker-Hannifin consulting agreement entered into during May 2003. Other revenues were from prototype sales. We now rely on Parker-Hannifin for the commercialization of the licensed technology.

         Gross margin decreased to zero in 2005 from $270,804 in 2004 due to no sales being recorded in 2005.

         Operating expenses decreased 25.7% to $497,698 in 2005 from $670,213 in 2004. General and administrative expenses decreased by $2,930 from 2004 to 2005. During 2004, an impairment loss of $144,603 was recorded for patented technology because there is no determinable income directly related to our patents. In 2005, the Company did not have an impairment loss.

         Our net loss for 2005 increased $91,672 to $526,195 from $434,523. Interest expense increased to $199,041 for 2005 from $35,427 for 2004, primarily because of the amortization of the debt discount on the convertible debentures. The valuation of certain features of the warrants issued on March 2, 2005 resulted in a non-cash income of $86,408 for 2005.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company continued to develop technology with potentially marketable commercial applications through December 31, 2005. Our financial condition was reliant on continuing equity investment until, if ever, Parker-Hannifin is successful in commercializing the UniVane technology. During 2005 we had no revenue while in 2004 equity funding was augmented by prototype sales and consulting fees.

         In 2005, the Company was primarily financed by the proceeds from issuance of $300,000 in convertible promissory notes, and by the proceeds of $85,000 from common stock issuance. These proceeds were used to fund an operating cash deficit of $355,352, to repay $17,211 of the convertible promissory notes and to pay the debt issue cost associated with the promissory notes of $21,726. During 2005, investing activities were minimal with $1,011 of fixed assets purchased. In 2004, the operating cash deficit of $176,100 and the cash used in investing activities of $9,540 were funded by the reduction of cash from $199,441 at the end of 2003 to $16,899 at the end of 2004. The cash provided by financing activities in 2004 of $3,088 was due from the sales of common stock, less repayment of shareholder loans and capital lease obligations. From time-to-time, we issue stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. For example, during February 2004, the Company settled an outstanding legal services agreement from August 1, 2001, in which the holder was owed $10,000 payable with 3,333 shares of issuable common stock, which had been reflected in the Company's records as common stock issuable. In February 2004, the Company granted stock options on 3,333 shares in lieu of issuing shares. In April 2004, the Company issued 200,000 shares of common stock to a director for services rendered and 3,333 common stock purchase warrants to a consultant for services rendered. In April 2005, the Company issued 19,167 options and recorded $56,925 in expense for options issued to consultants. Due in part to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. Equity financings of the type previously completed are dilutive to our stockholders and adversely impact the market price for our shares.

         In November 2002, we entered into an agreement with the Technological Research and Development Authority that provided $150,000 in funding for the development and commercialization of the Company's UniVane compressors and hydrogen circulators for fuel cell applications. In consideration of the funding, we are obligated to make royalty payments to the Authority equal to five percent of future UniVane-related sales up to an amount equal to three times the amount the Company receives from the Authority. During 2003, the entire $150,000 funding commitment was received. The agreement expires in November 2012. We do not anticipate any additional funding from the Technological Research and Development Authority. No royalty payments were made to the Technological Research and Development Authority during the year ended December 31, 2005 or 2004.

         As of December 31, 2005, we had an overdrawn cash position of $232, which is reflected as a current liability in the financial statements and no accounts receivable. The working capital deficit was $1,033,565. We had total assets of $62,373, all long-term, consisting of $33,418 of net property and equipment and $28,955,primarily net debt issue costs. . Our current liabilities totaling $1,033,565 included $62,921 of accounts payable, $363,584 of accrued liabilities, $213,640 loans payable $37,216 of current maturities of long-term debt, a warrant liability of $240,592 and $115,380 of convertible promissory notes, net of discount. Total shareholders' deficit was $1,105,911. At December 31, 2005, we had an accumulated deficit of $8,661,023.

         We were in default of the repayment terms on notes payable aggregating $35,000 at December 31, 2004, and no extension has been granted by the debt holders. The notes were issued to David O'Brien and Edward Werner, neither of whom is affiliated with us. The proceeds of the loans were used for general working capital purposes. Currently, there have been no actions taken by the debt holders to foreclose since the notes payable were unsecured.

         As of December 31, 2005, and the date of this filing, our sources of internal and external financing are limited. In January 2005, the Company issued an additional 8,333 common shares and 4,167 warrants exercisable for two years in exchange $25,000 cash. In March of 2005 the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. In the third quarter of 2005, we sold 39,999 shares of common stock and common stock purchase warrants to purchase 39,999 shares to two investors for an aggregate purchase price of $60,000 cash. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of our common stock and exercise of various outstanding stock warrants and stock options.

In December 2004, we completed regulatory review of a public registration of 272,500 shares of our common stock, comprised of 134,167 for shares outstanding and 138,333 for shares issuable to an option holder and warrant holders at an exercise price of $5.40 per share. In January 2005, our shares were listed on the OTC Bulletin Board.

         Historically, we relied upon limited revenues from consulting fees and equity financing in order to fund operations. While these activities provided limited resources, they have never resulted in cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds was, in large part responsible for our decision to enter into the strategic relationship with Parker-Hannifin as a means to develop commercially viable products and a potential source of revenue generation.

         SUBSEQUENT EVENTS: The continued inability to generate cash flow or revenue from fuel cell products influenced us to pursue other revenue sources and the Stock Exchange Agreement with Dynamic. We expect the leisure travel business to continue to increase significantly as a percentage of our overall business.

         Subsequent to year end, on January 13, 2006, we received $2,000,000 of financing by the issuance of a convertible secured promissory note, convertible at $1.00 per share and a warrant to purchase up to 2,000,000 million shares of the Company's common stock at $1.00 per share. The proceeds from the financing will be used for initial cash payments towards acquisitions of companies in the leisure travel market, partial repayment of a convertible promissory note outstanding and certain other outstanding obligations of the Company, infrastructure including computer hardware and software, and general working capital. We will continue to require external financing which will likely create additional dilution to our existing shareholders.

         Subsequent to year end, on January 31, 2006, shareholders approved a 1:30 reverse split of the Company's common stock. As a result of the reverse stock split, every thirty (30) shares of our common stock outstanding on the effective date were automatically combined into one (1) share. The reverse stock split became effective at the close of business on March 3, 2006, and post-reverse trading began at market open on March 6, 2006. The accompanying financial statements have been retroactively adjusted for the subsequent affect of the reverse stock split and the Stock Exchange Agreement of January 13, 2006.

         Subsequent to year end, on February 8, 2006, we acquired Changes in L'Attitudes, Inc., and on March 6, 2006, we acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc. The purchase prices included our issuing 1,040,000 shares of our common stock and $2,050,000 of convertible notes that may be converted to our common stock at a price of $1.00. The acquisitions have provided us with new sources of revenue, but also involved issuing common stock that is dilutive to our current shareholders and may either cause additional dilution if the notes are converted to common stock, or increase our need for additional cash flow from operations or outside financing to meet our obligations.

         We are hopeful the exposure of a securities exchange might help increase the Company's market capitalization and encourage the exercise of outstanding warrants. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         Our cash and anticipated receipt of funds from financings have been insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods to satisfy our capital requirements. While we now have revenue and operations, there is no history of our ability to generate sufficient working capital to meet our operational and debt service needs. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of earnings, our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have historically completed, including our recent financing and acquisitions are dilutive to our stockholders and may adversely impact the market price for our shares.

         We have no commitments for borrowings or additional sales of equity. The precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

SEASONALITY AND INFLATION

         Our previous business was not seasonal in nature, and was not expected to be affected by inflationary forces. If the recent increase in oil prices proves to be long lasting, we believe the interest in fuel cell development will only increase. Our future success in fuel cells is dependent upon the successful development and market acceptance of fuel cell systems.

         SUBSEQUENT EVENT: The leisure travel market may be affected by weather conditions, inflation, and the overall economy in the US, UK, and Europe. During 2004 and 2005, an unusually large quantity of hurricanes, a number of which were severe, affected travel to the Caribbean and Mexico, and the Southeastern United States, including a number of locations that incurred long term damage to properties and infrastructure. While we believe that diversifying destinations and points of originations will reduce the potential exposure to seasonality and the weather, we shall need to add additional products and services to our existing business.

PRIMARY RISKS - HISTORICAL THROUGH 12/31/05

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

         We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2005 and December 31, 2004. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 that expressed substantial doubt regarding our ability to continue as a going concern.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

         For the fiscal years ended December 31, 2005 and December 31, 2004, we experienced net losses of $526,195 and $434,523, respectively. In addition, at December 31, 2005, we had an accumulated deficit of $8,661,023. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUE TO OFFSET OUR EXPENSES, AS A RESULT OF WHICH INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

         As of December 31, 2005, our current liabilities were approximately $1,033,565, our current assets were $0, and we had a working capital deficit of approximately $1,033,565. To date, our operating expenses have greatly exceeded our limited revenues. We immediately require substantial working capital, but we do not have adequate commitments for funding from third parties. If we are unable to generate substantial revenues from operations or obtain working capital from external sources, we will be forced to curtail or cease operations in which event investors will lose their investment in our Company.

AS OF DECEMBER 31, 2005, WE HAD A SINGLE STRATEGIC BUSINESS PARTNER, AND IF OUR PARTNER IS UNABLE TO SUCCESSFULLY DEVELOP, MANUFACTURE OR MARKET PRODUCTS OR OTHER PRODUCTS INCORPORATING OUR TECHNOLOGY, OUR REVENUES COULD BE NEGATIVELY AFFECTED.

         We have granted an exclusive, worldwide license to Parker-Hannifin Corporation for our UniVane compressors, hydrogen circulators and related technology. In connection with this license, Parker-Hannifin is responsible for the development, manufacture and marketing of products incorporating the licensed technology. While Parker-Hannifin is producing demonstration compressors and hydrogen circulators incorporating our licensed technology, Parker-Hannifin has not yet manufactured commercial products that incorporate our technology. We are entitled to a royalty fee from Parker-Hannifin Corporation that is based upon its sale of our products and products incorporating our technology. However, Parker-Hannifin may not be successful in marketing these products, in which event we will not receive royalty fees from Parker-Hannifin. While we depend upon Parker-Hannifin for sales of royalty-generating products, we have no control over Parker-Hannifin's technical and manufacturing development or marketing activities, and Parker-Hannifin is only required to use reasonable commercial efforts to market these products. If Parker-Hannifin does not successfully market royalty-generating products under our license agreement, we will not receive royalty fees and we will likely be forced to cease operations. To date, Parker-Hannifin has not sold any products as to which we are entitled to a royalty payment.

SINCE WE PLACE EXCLUSIVE RELIANCE ON PARKER-HANNIFIN FOR UNIVANE PRODUCT SALES, OUR REVENUES MAY BE ADVERSELY AFFECTED BECAUSE WE HAVE NO ASSURANCE THAT SALES BY PARKER-HANNIFIN WILL BE SUBSTANTIAL.

         During the term of our exclusive license agreement with Parker-Hannifin, which, in general, continues for the life of the licensed patent, we are prohibited from selling our UniVane devices to any other party for use in fuel cells. While Parker-Hannifin has agreed to use commercially reasonable efforts to develop, manufacture or sell our products during the period that the exclusive license agreement is in effect, we will forgo potential sales of UniVane devices to third parties. Moreover, Parker-Hannifin may not be successful in its marketing efforts.

FUEL CELL TECHNOLOGY HAS NOT YET BECOME A WIDELY-ACCEPTED ALTERNATIVE FUEL
SOURCE.

         Fuel cell systems represent a relatively new technology, and our success depends on this technology achieving market acceptance. The development of a substantial market for fuel cell systems may be impacted by many factors, all of which are out of our control, including:

         -  Cost competitiveness of cell systems;

         -  User acceptance of fuel cell systems;

         -  Cost of hydrogen fuel;

         -  User perception of fuel cell systems' safety; and

         -  Emergence of newer, more competitive technologies and products.

         The success of our license agreement with Parker-Hannifin Corporation, and our receipt of royalty payments under the license agreement, is dependent upon the success of Parker-Hannifin in developing and marketing fuel cell products incorporating the technology we have licensed to them. If a substantial fuel cell systems market develops slower than anticipated or fails to develop, Parker-Hannifin's efforts may be delayed or frustrated, and we may not be able to recover the expenses we incurred to develop our fuel cell compressor products. Moreover, our UniVane compressors are based upon and rely solely upon our unique technology. They have not been produced on a commercial basis and have not received substantial compressor product market acceptance for several reasons, including manufacturing cost.

WE HAVE NO COMMERCIAL PRODUCT SALES AND ONLY LIMITED SALES OF PROTOTYPES. IF PARKER-HANNIFIN DOES NOT GENERATE SIGNIFICANT SALES OF OUR PRODUCTS, WE MAY BE UNABLE TO FUND OUR OPERATIONS OR ACHIEVE PROFITABILITY.

         Parker-Hannifin may not be able to manufacture or commercialize our UniVane compressor and hydrogen circulator products in a cost effective manner. Through 2004, we derived revenues principally from consulting fees and research and development contracts. Our compressor and hydrogen circulator product sales have been limited to demonstration and prototype models. We have not made any commercial sales of units that include fuel-processing capabilities. Parker-Hannifin may not be able to produce or commercialize any of our fuel cell compressor products in a cost-effective manner, and, if produced, may be unable to successfully market these products.

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

WE HAVE BEEN HISTORICALLY UNSUCCESSFUL IN OUR ATTEMPTS TO RAISE SUFFICIENT CAPITAL TO FUND OUR BUSINESS PLANS. IF WE ARE UNABLE TO DO SO WE WILL LIKELY CEASE OPERATIONS.

         Historically, we have funded our operations through limited revenues and debt and equity financing. However, we have been unsuccessful in attracting significant additional private funding for our business. We continue to incur operating expenses, including executive and staff salaries, lease obligations and costs associated with our in-house product development efforts, but we have not yet received royalty payments from Parker-Hannifin under our license agreement with them. Until such time, if ever, as we begin to receive a royalty income stream from Parker-Hannifin, we will continue to be dependent upon our receipt of third-party financing to fund our current cash flow deficit and to enable us to develop new products. To date, we have received no commitment for additional funding, and if we are unsuccessful in attracting such funding, we may be required to cease active operations until such time, if ever, as we receive royalty income from Parker-Hannifin.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

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

IN THE EVENT THAT WE ISSUE ADDITIONAL SHARES UPON THE EXERCISE OF OPTIONS AND WARRANTS, THE MARKET PRICE FOR OUR SHARES MAY BE ADVERSELY AFFECTED.

         As of March 24, 2006, we have granted options and issued warrants to purchase an aggregate of 2,477,750 shares of our common stock. The options are exercisable at prices ranging from $1.50 per share to $11.40 per share, and the warrants are exercisable ranging from $1.00 per share to $11.25 per share. To the extent that options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers. The existence of options and options that are exercisable at below market may have a depressive effect on the market price for our common stock.

THERE IS NO ACTIVE TRADING MARKET FOR OUR SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO PUBLICLY RESELL THEM.

         There is no active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

         - Investors may have difficulty buying and selling our shares or obtaining market quotations;

         -  Market visibility for our common stock may be limited; and

         - A lack of visibility for our common stock may depress the market price for our shares.

SUBSEQUENT EVENT: RISK FACTORS ATTENDANT TO TRAVEL INDUSTRY

SINCE JANUARY 13, 2006, THE PRIMARY FOCUS OF OUR BUSINESS CHANGED TO LEISURE TRAVEL SALES. AS A RESULT, THE PRIMARY RISKS OF OUR BUSINESS ALSO CHANGED. TODAY, INVESTORS SHOULD ALSO CONSIDER RISKS UNIQUE TO THE LEISURE TRAVEL INDUSTRY, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:

         There are a number of competitors that sell the same of similar products, including:

         -  Direct internet retailers
         -  Travel agents
         -  Travel wholesalers
         -  Airlines
         -  Hotels
         -  Auto rental companies.

         The success of our business strategy will depend on our ability to compete in the travel environment by successfully delivering passengers to airline, lodging, and auto rental suppliers, developing an efficient distribution network, and providing a positive customer experience.

         There is no history of our ability to develop the necessary logistics, supplier or customer satisfaction to be profitable in our planned market niche, and therefore no current way to evaluate the timing of when we may achieve profitability.

         If we are unable to develop a successful marketing plan or other ways to attract customers to our internet websites, we may not be able to increase revenues or gain profitability as quickly as expected.

         We are currently planning to expand our business by selling to travel agencies and other resellers, as well as through the internet. The technology and methodologies to attract customers to specific websites is constantly changing. Customer preferences on which websites to use and the comfort level regarding reliability, safety of personal information, and ease of use continues to evolve. If we are unable to achieve the level of customer activity and follow-through purchases, we may not be able to achieve the level of revenue and profitability that we require, which could negatively affect our stock price.

         A number of external factors can have a negative affect on the amount of leisure travel, including, but not limited to:

         - Adverse weather conditions - such as tropical storms and hurricanes

         - Acts of terrorism, which could limit customers' comfort level with safety in air or land travel

         - Individual disposable income, which is traditionally linked to the overall economy or perceived comfort level of the individual consumer.

         - Changes in customer preferences, from current high-travel areas which we plan to service, such as Florida, the Caribbean, and Hawaii, to other locations, for which we might not enjoy favorable supplier arrangements or travel expertise.

         AS THESE FACTORS ARE NOT RELEVANT TO THE COMPANY'S BUSINESS THROUGH DECEMBER 31, 2005, THEY ARE PRESENTED IN THIS ANNUAL REPORT AS SELECTIVE, BUT NOT COMPLETE, EXPLANATION OF FUTURE RISK FACTORS. THEREFORE, INVESTORS SHOULD NOT RELY UPON THE SUBSEQUENT EVENT RISK FACTORS SET FORTH HEREIN.

                              FINANCIAL STATEMENTS

         Our consolidated financial statements for the fiscal years ended December 31, 2005, and December 31, 2004 are included herewith as Appendix A to this report and incorporated herein by reference.

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

                                OTHER INFORMATION

         On July 1, 2005, we failed to make required installment payments under certain promissory notes in the aggregate principal amount of $327,000 issued to five persons. The aggregate principal amount of the monthly installments that were not paid was $17,210. plus accrued interest.

         As consideration for the note holders' waiver of our default, we (a) agreed to pay a total of $18,333 including agreed-upon accrued interest, to two of the note holders, (b) reduced the exercise price of warrants to purchase a total of 50,000 shares of our common stock issued to those two note holders, and
(c) agreed with the other note holders to defer repayment of the unpaid installments of principal and accrued interest on their notes to permit conversion of the deferred payments into shares of our common stock. Unfortunately, the Company failed to make the payment described in (a), above, and failed to make subsequent payments.

         SUBSEQUENT EVENT: On January 13, 2006, the Company entered into a Modification and Waiver Agreement, curing the default in exchange for lump sum and installment cash payments, an aggregate of 200,000 shares of common stock, plus warrants to purchase no fewer than 300,000 shares of common stock at an exercise price of $1.00 per share. Further information regarding this transaction is provided in "Note 13: Subsequent Events" to the consolidated financials statements found in Appendix A of this Report.

                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our officers and directors as of December 31, 2005.

NAME                            AGE         POSITION
-----------------------         ---         ------------------------

Thomas C. Edwards, Ph.D         63          Chief Executive Officer,
                                            President, and Director

George R. Schell                70          Director

Leonard Sculler                 67          Director

Kevin Hooper                    43          Director

         Thomas C. Edwards, Ph.D., served as our chief executive officer, president and a director since 1996. He received his Ph.D. in mechanical engineering from Purdue University in 1970 where he specialized in thermo sciences and machine design. Dr. Edwards has received many patents and has published numerous professionally peer-reviewed technical papers in areas related to his expertise. He is the only known living person after whom a thermodynamic cycle is named, the "Edwards Cycle". Processes within this cycle also appear in fuel cell operation.

         George R. Schell served on our board of directors since 1998. Since September 2002, Mr. Schell has been retired. He received a Bachelor of Science degree in civil engineering in 1958 from Virginia Military Institute and an MBA from the College of William and Mary in Williamsburg, VA. From February 2002 until August 2002, he served as the acting chief operating officer of the Company. From August 1999 until February 2002, he was a private consultant in the areas of and distribution and marketing. Mr. Schell founded Schell Supply Corporation, a Virginia Beach, Virginia-based wholesale plumbing pipe and valve fitting company in 1968, and served as its president until his retirement in August 1999.

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

         Kevin Hooper served on our board of directors since June 2003. From October 2000 to the present, Mr. Hooper served as a project manager in the United States Air Force at Cape Canaveral Air Force Station. From November 1987 to the present he also serves as managing trustee of The Hooper Partnership, a privately-held owner of commercial real estate and agricultural property headquartered in Cocoa, Florida. From June 1998, until October of 2000, Mr. Hooper was employed as a mechanical engineer for Lockheed Martin Astronautics at the Cape Canaveral Air Force Station. Mr. Hooper has been a registered professional engineer in the State of Florida since 1994.

SUBSEQUENT EVENT: CHANGE IN MANAGEMENT

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006, Thomas C. Edwards resigned as an officer (President and Chief Executive Officer) and director of DynEco Corporation, and Kevin Hooper resigned as a director of DynEco Corporation. In accordance with the terms of the Stock Exchange Agreement, Leonard Sculler, who has served as a director of the Company since June 2003, continues to serve as a director of the Company for a period of at least one year. George R. Schell, who served as a director of DynEco since 1998, confirmed in a January 2006 telephone conversation with the Company's General Counsel that he had informally resigned as a director of DynEco Corporation, and was not re-elected at the January 31, 2006 Meeting of Shareholders.

         At the Meeting of Shareholders, the following persons were elected to serve as officers and directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualified:

NAME                            AGE         POSITION
-----------------------         ---         ------------------------

Daniel G. Brandano              56          Director, President, CEO

Thomas W. Busch                 50          Director, VP, Treasurer, CFO

Robert A.G. LeVine              44          Director, Secretary

Leonard Sculler                 67          Director

         Daniel Brandano, Director, President and Chief Executive Officer, has served as President and Chief Executive Officer of Dynamic Leisure Group since May 2005. Since May 2003, Mr. Brandano has served as the Managing Director of Street Venture Partners, LLC, a consulting firm designed to identify opportunities in the travel and technology industry for mergers, acquisitions and alternative exit strategies. From 1998 through 2002, Mr. Brandano served as the Chief Executive Officer for Affinity International Travel Systems Inc. Based in St. Petersburg, Florida.

         Thomas Busch, Director, Vice President and Chief Financial Officer, has served a President and Chief Financial Officer of Dynamic Leisure Group since May 2005. From April 2001 to April 2005, Mr. Busch was an independent Financial Consultant. From September 2000 to May 2001, Mr. Busch served as the Chief Financial Officer for Affinity International Travel Systems, Inc. based in St. Petersburg, Florida.

         Robert LeVine, Director, Secretary and General Counsel, has been a licensed attorney in good standing in the State of Florida since 1987 and has, since 1992, been a principal in his own private practice. Mr. LeVine earned a Bachelor of Arts degree from Harvard University and his Juris Doctor degree from the University of Cincinnati College of Law, where he served as Executive Editor of the Cincinnati Law Review.

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

CORPORATE GOVERNANCE MATTERS

         Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of four members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. However, one of our directors - Leonard Sculler - is "independent" within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

         Audit Committee Financial Expert. We do not yet have an audit committee, but one member of our board of directors - Thomas W. Busch - is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements,
(b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions. Mr. Busch is not "independent" within the meaning of that term under federal securities laws and regulations.

         Code of Ethics. We adopted a Code of Business Conduct and Ethics on April 12, 2005 applicable to all of our Officers, Directors and Employees. The Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. The Code of Business Conduct and Ethics was filed with the SEC on April 22, 2005. We shall provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

         Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

         Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We file reports with the Securities and Exchange Commission under
Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), but our officers and directors are not required to file ownership reports under
Section 16(a) of the Exchange Act.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth any information relating to all compensation awarded to, earned by or paid by us during each of the three fiscal years ended December 31, 2005 to: (a) our chief executive officer; and (b) any executive officer who was awarded, earned or we paid more than $100,000 for the fiscal year ended December 31, 2005:

NAME AND                    FISCAL                        OTHER ANNUAL    OPTIONS     LTIP       ALL OTHER
PRINCIPAL POSITION          YEAR      SALARY     BONUS    COMPENSATION     / (#)     PAYOUTS    COMPENSATION
------------------          ------    -------    -----    ------------    -------    -------    ------------
Thomas C Edwards            2005      $56,806     -0-          -0-          -0-        -0-           -0-
Chief Executive Officer     2004      $60,000     -0-          -0-          -0-        -0-           -0-
and President               2003      $60,000     -0-          -0-          -0-        -0-           -0-

         Effective January 1, 2004, we entered into an employment agreement with Thomas C. Edwards, Ph.D., for his services as our chief executive officer and chief technical officer. The employment agreement was for a term of five years, but on January 13, 2006 Dr. Edwards resigned from the Company and his employment agreement was terminated.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2005:

                                     NUMBER OF SECURITIES       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE
                                      TO BE ISSUED UPON                                 ISSUANCE UNDER EQUITY
                                         EXERCISE OF           EXERCISE PRICE OF          COMPENSATION PLAN
                                     OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN A)
----------------------------------   --------------------     --------------------     ----------------------
Equity Compensation Plans Approved
by Security Holders:

2001 Equity Incentive Plan .......           22,278                 $3.00                       11,055

1993 Corporate Stock Option Plan .           21,667                 $3.05                        3,333

1993 Advisors Stock Option Plan ..            6,667                 $3.60                            0

Equity Compensation Plans Not
Approved by Security Holders:

Options ..........................           73,928                 $8.75                            0

Warrants .........................           99,104                 $5.40                            0

Total ............................          223,644                 $5.99                       14,388

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2005 to each person named in the Summary Compensation table.

                                                                PERCENT OF            EXERCISE
                              NUMBER OF SECURITIES      TOTAL OPTION/SARS GRANTED     OR BASE
                             UNDERLYING OPTION/SARS      TO EMPLOYEES IN FISCAL        PRICE       EXPIRATION
         NAME                      GRANTS (#)                     YEAR                 ($/SH)         DATE
------------------------     ----------------------     -------------------------     --------     ----------
Thomas C. Edwards, Ph.D.             3.330                        7.8%                  $3.00      April 2008

2001 EQUITY INCENTIVE PLAN

         In October 2001, our board of directors authorized and approved the 2001 Equity Incentive Plan. The plan was approved and ratified by our shareholders on October 25, 2001. Under the 2001 Equity Incentive Plan, we have reserved a total of 33,333 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants.

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

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of the date of this Annual Report, options to purchase 22,278 shares have been granted or are outstanding under the 2001 Equity Incentive Plan.

1993 CORPORATE STOCK OPTION PLAN

         In May 1993, our board of directors authorized and approved the 1993 Corporate Stock Option Plan. The plan was approved and ratified by our shareholders on March 31, 1994. Under the 1993 Corporate Stock Option Plan, we have reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees.

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

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options will be subject to restrictions on sale or transfer. As of the date of this report, options to purchase 21,667 shares are outstanding under the 1993 Corporate Stock Option Plan. No incentive stock option may be granted under the plan after April 30, 2003.

1993 ADVISORS STOCK OPTION PLAN

         In May 1993, our board of directors authorized and approved the 1993 Advisors Stock Option Plan. The plan was approved and ratified by our shareholders on March 31, 1994. Under the 1993 Advisors Stock Option Plan, we have reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

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

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options are subject to restrictions on sale or transfer. As of the date of this report, options to purchase 6,667 shares had been granted and are outstanding under the 1993 Advisors Stock Option Plan. The 1993 Advisors Stock Option Plan has terminated and no further awards may be made thereunder, however, outstanding awards of 6,667 shares remain effective until their termination date on December 31, 2008.

OTHER PLANS

         Other plans include equity compensation plans not approved by shareholders. These plans are comprised of options granted and/or warrants issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

         As of December 31, 2005, we had outstanding options covering 124,539 shares of our common stock and warrants covering 859,337 shares of our common stock under equity plans not approved by shareholders. The options have exercise prices ranging from $1.50 per share to $11.40 per share and expiration dates ranging from January 2006 to December 2008. The warrants are exercisable at $1.50 per share to $11.40 per share and expiration dates ranges from September 2006 to June 2010.

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

OPTION EXERCISES AND HOLDINGS

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2005 to each person named in the Summary Compensation Table.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                    VALUE OF
                                                                                                  UNEXERCISED
                                                                                                 IN-THE-MONEY
                                                                       NUMBER OF SECURITIES      OPTIONS/SARS
                                                                     UNDERLYING UNEXERCISED      AT FY-END ($)
                        SHARES ACQUIRED ON                          OPTIONS/SARS AT FY-END(#)    EXERCISABLE /
                           EXERCISE (#)       VALUE REALIZED ($)    EXERCISABLE/UNEXERCISABLE    UNEXERCISABLE
                        ------------------    ------------------    -------------------------    -------------
Thomas C. Edwards, Ph.D.
Chief Executive Officer         -0-                  -0-                       70,594                $0/$0

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

         Section 302A.521, subdivision 2, of the Minnesota Statutes requires the Company to indemnify a person made or threatened to be made a party to a proceeding by reason of the former or present official capacity of the person with respect to the Company, against judgments, penalties, fines, including, without limitation, excise taxes assessed against the person with respect to an employee benefit plan, settlements, and reasonable expenses, including attorneys' fees and disbursements, incurred by the person in connection with the proceeding with respect to the same acts or omissions if such person (1) has not been indemnified by another organization or employee benefit plan for the same judgments, penalties or fines; (2) acted in good faith; (3) received no improper personal benefit, and statutory procedure has been followed in the case of any conflict of interest by a director; (4) in the case of a criminal proceeding, had no reasonable cause to believe the conduct was unlawful; and (5) in the case of acts or omissions occurring in the person's performance in the official capacity of director or, for a person not a director, in the official capacity of officer, board committee member or employee, reasonably believed that the conduct was in the best interests of the Company, or, in the case of performance by a director, officer or employee of the Company involving service as a director, officer, partner, trustee, employee or agent of another organization or employee benefit plan, reasonably believed that the conduct was not opposed to the best interests of the Company. In addition, Section 302A.521, subdivision 3, requires payment by the Company, upon written request, of reasonable expenses in advance of final disposition of the proceeding in certain instances. A decision as to required indemnification is made by a disinterested majority of the board of directors present at a meeting at which a disinterested quorum is present, or by a designated committee of the board, by special legal counsel, by the shareholders, or by a court.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us as of the date of this Report, relating to the beneficial ownership of shares of our voting securities by:

         o each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting securities;
         o  shares upon exercise of options that have been granted;
         o  each director;
         o  each executive officer; and
         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of DynEco Corporation, 2203 North Lois Avenue, Suite 900, Tampa, FL 33607. We believe that all persons named in the table have sole voting and investment power with respect to all shares shown as being owned by them.

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

         The table is based on 8,631,016 shares of common stock currently outstanding, after giving effect to the issuance of shares in connection with the Stock Exchange Agreement dated January 13, 2006. Each share of Series A Preferred Stock carries 1,000 votes per share on each matter submitted to a vote of shareholders, and is convertible into 1,000 shares of common stock. Under the Stock Exchange Agreement, the Company issued Series A Preferred Stock convertible into our common stock at such time as we increased our authorized shares sufficiently to permit the Series A Preferred Stock to be converted into common stock. As described elsewhere in this Report under Item 8.01, the Company's Board of directors authorized an increase in the number of authorized shares of common stock to 300,000,000 shares, subsequently authorized by our shareholders. Except as otherwise required by SEC rules relating to beneficial ownership, the table does not give effect to the issuance of up to:

         o    124,539   shares upon exercise of options that have been granted;
         o  2,353,211   shares upon exercise of outstanding stock purchase
                        warrants; and
         o  1,386,097   shares upon conversion of outstanding convertible
                        promissory notes.

                                       Amount and Nature of Beneficial Ownership
                                       -----------------------------------------
                                                    Common Shares
                                         -------------------------------------
               Name                      Number of Shares     Percent of Class
--------------------------------------   ----------------     ----------------
Daniel G. Brandano (1) ...............      3,011,102                29.8%
Thomas W. Busch (2) ..................        866,666                 9.3%
Robert A. G. LeVine (3) ..............        266,666                 2.9%
Leonard Sculler ......................          6,666                    *
Officers and Directors as Group
(5 persons) ..........................      4,151,100                41.1%
Diversified Acquisition Trust, LLC (4)
50 Braintree Hill Park, Ste. 108
Braintree, MA ........................      2,795,546                27.4%
MMA Capital, LLC (5)
456 Montgomery Street, Ste. 2200
San Francisco, CA 94104 ..............      4,000,000                30.0%
Steve Hicks(6)
300 East 40th Street
New York, NY 10016 ...................      1,666,667                16.2%
Raymon Valdes(7)
3080 East Bay Drive
Largo, Florida 33771 .................        740,000                 7.6%
Claudale Limited (8)
c/o T&T Management Services Limited
28 Irish Town, Gibraltar .............        693,333                 7.4%
GRQ Consultants, Inc. (9)
595 S. Federal Hwy, Ste. 600
Boca Raton, FL 33432 .................        644,442                 6.7%
Alpha Capital Aktiengesellschaft (10)
Pradafant 7
9490 Furstentums
Vaduz, Lichtenstein ..................       519,299                 5.3%
_________
* Less than 1%.

(1) Includes shares registered to Street Ventures Partners, LLC, a limited liability company in which Mr. Brandano shares equal ownership with his spouse. Consists of (a) 833,333 shares of common stock, (b) 1,066,666 shares of common stock registered to Street Venture Partners, LLC, (c) 333,333 shares of common stock held by family members (d) 388,885 shares issuable upon exercise of the convertible feature of a note held by Street Venture Partners, LLC and (d) 388,885 shares issuable upon exercise of currently exercisable warrants held by Street Venture Partners, LLC.

(2) Consists of 866,666 shares of common stock.

(3) Consists of 266,666 shares of common stock.

(4) Geoffrey J. Eiten is the sole beneficial owner of Diversified Acquisition Trust, LLC. Mr. Eiten, through the trustee, exercises sole investment and voting powers over the shares included in the table. Consists of (a) 1,906,666 shares of common stock, (b) 444,440 shares issuable upon exercise of the convertible feature of a note and (c) 444,440 shares issuable upon exercise of currently exercisable warrants.

(5) Consists of (a) 2,000,000 shares issuable upon exercise of the convertible feature of a note and (b) 2,000,000 shares issuable upon exercise of outstanding warrants.

(6) Consists of (a) 700,000 shares of common stock and (b) 966,667 shares issuable upon exercise of the convertible feature of a note.

(7) Consists of (a) 340,000 shares of common stock and (b) 400,000 shares issuable upon exercise of the convertible feature of a note.

(8) Claudale Limited is a Gibraltar company which owns 693,333 shares of common stock. Claudale Limited also manages a family trust for Mr. Daniel Brandano. Mr. Brandano has no ownership interest in Claudale Limited and disclaims beneficial ownership or control of any of the Company's shares owned by Claudale Limited.

(9) Consists of (a) 400,000 shares of common stock, (b) 111,110 shares issuable upon exercise of the convertible feature of a note and (c) 133,332 shares issuable upon exercise of outstanding warrants.

(10) Consists of (a) 100,000 shares of common stock, (b) 252,632 shares issuable upon exercise of the convertible feature of a note and (c) 166,667 shares issuable upon exercise of outstanding warrants.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 4, 2004, we executed an Exclusive Patent and Know-How License Agreement with Thomas C. Edwards, Ph.D., our president and chief executive officer. The license agreement is more fully described elsewhere in this Annual Report. The license agreement superceded and replaced the 1992 license agreement with Dr. Edwards. During each of the two years ended December 31, 2002, we neither accrued nor made any payments to Dr. Edwards under either of the license agreements. See "Business - License Agreement with Dr. Thomas C. Edwards."

         On April 27, 2004, we issued 6,666 shares of common stock to George R. Schell, as consideration for his services as a director, valued at $3.60 per share.

         On August 17, 2004, we entered into an Amended and Restated Business and Advisory Consulting Agreement with MBN Consulting, LLC ("MBN"). MBN is the beneficial owner of approximately 2.1% of our common stock. The agreement replaces and supercedes a consulting agreement dated November 10, 2003 between the Company and MBN. Under the amended and restated agreement, MBN agreed to (a) advise us with respect to the implementation of short and long range strategic planning to develop fully and enhance our assets, resources, products and services, (b) serving as liaison between us and our shareholders; and providing such investor relations services as we may request, (c) identifying and providing advice and consultation in the areas of strategic alliances and business combinations, including mergers and acquisitions; and preparation for and attendance at meetings and conferences relating thereto, (d) arranging meetings between representatives of the Company and members of the investment community at which presentations information concerning the Company and its business operations may be discussed; (e) providing advice and consultation relating to internal business operations including (i) advice regarding the formation of corporate goals and their implementation, advice regarding the financial structure of the Company and its divisions or subsidiaries, (iii) advice regarding the securing of debt and/or equity financing and (iv) advice regarding corporate organization and personnel, (f) serving as liaison between us and our legal and accounting advisors, and (g) providing such other services as may be mutually agreed upon by the Company and MBN. For its services, MBN was entitled to a monthly fee of $3,000, commencing upon our receipt of combined equity and debt funding from any sources in an amount of at least $1,000,000. Under the original consulting agreement, MBN also received 66,667 shares of our common stock as consideration for advising us in connection with restructuring our board of directors; providing advice and consultation prior to and in connection with the Company's relationship with Parker-Hannifin Corporation, including the May 2003 License Agreement; serving as liaison to our shareholders and providing investor relations services; serving as liaison to our financial and legal advisers; providing administrative support and services to relieve the Company's chief executive officer of those responsibilities so that he could attend to his designated duties; and, providing advice and consultation with respect to new business development. In March 2005, we requested MBN to devote additional time to our business matters and, in light of the additional responsibilities undertaken by MBN, we verbally agreed to pay MBN a monthly consulting fee of $3,000 commencing March 1, 2005 (in lieu of the monthly consulting fee provided for in the Amended and Restated Consulting Agreement).

         SUBSEQUENT EVENT: Effective January 16, 2006, the Company entered into a new Consulting Agreement with MBN. The new agreement covers a two-year term, provides payments to MBN of $5,000 for the first two months and $7,500 for each month thereafter, and provides 200,000 five-year warrants to purchase common stock of the Company at $1.25 per share.

                                     PART IV

                           EXHIBITS, LIST AND REPORTS

         (a) The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         i.       Report Independent Registered Public Accounting Firm

         ii.      Consolidated balance sheets as of December 31, 2005 and 2004

         iii. Consolidated statements of operations for the years ended December 31, 2005 and 2004

         iv. Consolidated statements of shareholders' equity for the years ended December 31, 2005 and 2004

         v. Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

         vi.      Notes to consolidated financial statements.

         (b) The following Exhibits are filed as part of this Report on Form 10-KSB:

Exhibit  Description of Document
-------  -----------------------------------------------------------------------
3.1      Articles of Amendment Designating Series A Preferred Stock (1)
3.2 Certificate of Amendment of Amended Articles of Incorporation, filed and effective February 2, 2006 (2)
3.3 Articles of Correction, filed on February 28, 2006 and effective at close of business on March 3, 2006 (3)
3.4 Articles of Correction, filed on February 28, 2006 and effective at close of business on March 3, 2006 (4)
10.1 Stock Exchange Agreement dated January 13, 2006 by and between DynEco Corporation and the former shareholders of Dynamic Leisure Group, Inc.
         (5)
10.2 Separation Agreement dated January 13, 2006 by and between DynEco Corporation and Dr. Thomas Edwards (6)
10.3 Modification and Waiver Agreement dated January 13, 2006 by and between DynEco Corporation and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RJ Prager Corporation (7)
10.4 Exclusive Patent and Know-How License Agreement dated January 12, 2006 by and between DynEco Corporation and Dr. Thomas Edwards (8)
10.5 Secured Convertible Promissory Note dated January 13, 2006 to MMA Capital, LLC (9)
10.6     Security Agreement dated January 13, 2006 with MMA Capital, LLC (10)
10.7     Common Stock Purchase Warrant dated January 13, 2006 to MMA Capital,
         LLC (11)
10.8 Purchase Agreement, dated February 8, 2006 between Dynamic Leisure Group, Inc. and Raymon Valdes (12)
10.9 Security Agreement, dated February 8, 2006 between Dynamic Leisure Group, Inc and Raymon Valdes (13)
10.10 Purchase Agreement, dated March 6, 2006 between Dynamic Leisure Group, Inc. and Stephen A. Hicks (14)
10.11    Consulting Agreement dated January 16, 2006 with MBN Consulting, LLC*
14       Code of Ethics (15)
21       Subsidiaries of the Registrant*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1 Dynamic Leisure Group, Inc. audited Financial Statements as of and for the Year Ended December 31, 2005 (16)
_________
* Filed herewith

(1) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(2) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.
(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2006.
(4) Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2006.
(5) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(6) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(7) Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(8) Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(9) Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(10) Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(11) Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.
(12) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2006.
(13) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2006.
(14) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2006.
(15) Incorporated by reference to Exhibit 14 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on April 22, 2005.
(16) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 29, 2006.

         (c) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2005.

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that we paid or accrued for the audit and other services provided by Salberg & Co. for the fiscal years ended December 31, 2005 and December 31, 2004.

                                          Years Ended December 31,
                                          ------------------------
                                            2005            2004
                                          -------          -------
Audit Fees .........................      $36,440          $34,700
Audit-Related Fees .................            -          $ 4,900
Tax Fees ...........................            -                -
Other Fees .........................            -                -

         Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

         Tax Fees - This category consists of professional services rendered for tax compliance and tax advice.

         All Other Fees - This category consists of fees for other miscellaneous items.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tampa, Florida on the 31st day of March 2006.


DYNAMIC LEISURE CORPORATION


By: /s/ Daniel G. Brandano
    ---------------------
    Daniel G. Brandano
    Chairman, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                              DATE


/s/ Daniel G. Brandano         Director, President, CEO           March 31, 2006

/s/ Thomas W. Busch            Director, VP, Treasurer, CFO       March 31, 2006

/s/ Robert A.G. LeVine         Director, Secretary                March 31, 2006

/s/ Leonard Sculler            Director                           March 31, 2006

                                   APPENDIX A

                              FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm, together with consolidated financial statements for the Company and subsidiary, including:

     a.   Consolidated balance sheets as of December 31, 2005 and 2004

     b. Consolidated statements of operations for the years ended December 31, 2005 and 2004

     c. Consolidated statements of changes in stockholders' deficit for the years ended December 31, 2005 and 2004

     d. Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

     e.   Notes to consolidated financial statements.

                        DYNECO CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                        DYNECO CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


                                                                        Page(s)
                                                                        -------

Report of Independent Registered Public Accounting Firm ...............    A-4

Consolidated Balance Sheets ...........................................    A-5

Consolidated Statement of Operations ..................................    A-6

Consolidated Statement of Changes in Stockholders' Deficiency .........    A-7

Consolidated Statement of Cash Flows ..................................    A-8

Notes to Financial Statements ......................................... A-9 - 32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders of:
   DynEco Corporation:

We have audited the accompanying consolidated balance sheets of DynEco Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynEco Corporation as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss in 2005 of $526,195, net cash used in operations in 2005 of $355,352, and working capital deficit of $1,033,565 accumulated deficit of $8,661,023 and stockholders' deficiency of $1,105,911 at December 31, 2005 and default on $35,000 of notes payable as well as default on $309,789 of convertible promissory notes raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 20, 2006

                        DYNECO CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2005 and 2004

                                     ASSETS
                                                          2005         2004
                                                      -----------   -----------
Current Assets
  Cash .............................................. $         -   $    16,889
  Accounts receivable ...............................           -         6,875
  Other current assets ..............................           -         5,143
                                                      -----------   -----------
    Total Current Assets ............................           -        28,907

Property and equipment, net .........................      33,418        59,448
                                                      -----------   -----------

Other Assets
  Deposits ..........................................         521           566
  Debt issue costs, net .............................      28,434             -
                                                      -----------   -----------
    Total Other Assets ..............................      28,955           566

    Total Assets .................................... $    62,373   $    88,921
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of discount ..... $   115,380   $         -
  Bank overdraft liability ..........................         232             -
  Accounts payable ..................................      62,921       126,240
  Accrued compensation ..............................     283,625       280,708
  Accrued interest ..................................      59,930        24,850
  Other accrued liabilities .........................      20,029         5,859
  Loan payable ......................................     208,987       190,935
  Loan payable-Bank .................................       4,653        37,102
  Current maturity of notes payable - Shareholders ..      37,216         1,538
  Warrant liability .................................     240,592             -
                                                      -----------   -----------

    Total Current Liabilities .......................   1,033,565       667,232

Long Term Liabilities
  Loans payable-Bank, net of current portion ........      15,501       120,549
  Notes payable-Shareholders, net of current portion      119,218        20,336
                                                      -----------   -----------

    Total Long Term Liabilities .....................     134,719       140,885

    Total Liabilities ............................... $ 1,168,284   $   808,117
                                                      -----------   -----------

Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $0.01 par value, 19,650,000
   shares authorized, none issued and outstanding ... $         -   $         -
  Preferred stock series A, $0.01 par value, 350,000
   shares authorized, none issued and outstanding ...           -             -
  Common stock, $0.01 par value, 300,000,000 shares
   authorized, 1,157,951 shares and 1,103,766 issued
   and outstanding as of 12/31/2005 and 12/31/2004,
   respectively .....................................      11,580        11,038
  Common stock issuable, at par value (6,667 shares)            -            67
  Additional paid-in capital ........................   7,543,532     7,404,527
  Accumulated deficit ...............................  (8,661,023)   (8,134,828)
                                                      -----------   -----------

    Total Stockholders' Deficit .....................  (1,105,911)     (719,196)
                                                      -----------   -----------

    Total Liabilities and Stockholders' Deficit ..... $    62,373   $    88,921
                                                      ===========   ===========

               See accompanying notes to the financial statements

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004

                                                       Year Ended December 31,
                                                     --------------------------
                                                        2005            2004
                                                        ----            ----

Revenues - Consulting ............................   $         -    $   275,000
  Compressor prototypes ..........................             -         11,900
                                                     -----------    -----------
    Total Revenues ...............................             -        286,900

Cost of revenues .................................             -         16,096
                                                     -----------    -----------

  Gross Profit ...................................             -        270,804

Operating Expenses
  Compensation ...................................       141,603        168,541
  General and administrative .....................       354,139        357,069
  Impairment loss ................................             -        144,603
  Bad debt expense ...............................         1,956              -
                                                     -----------    -----------

    Total Operating Expenses .....................       497,698        670,213
                                                     -----------    -----------

    Loss from Operations .........................      (497,698)      (399,409)

Other Income (Expense)
  Interest income ................................         1,257            313
  Other income ...................................        82,879              -
  Interest expense ...............................      (199,041)       (35,427)
  Warrant valuation income .......................        86,408              -
                                                     -----------    -----------

    Total Other Expense, net .....................       (28,497)       (35,114)
                                                     -----------    -----------

    Net Loss .....................................   $  (526,195)   $  (434,523)
                                                     ===========    ===========

Net Loss Per Share - Basic and Diluted ...........   $     (0.47)   $     (0.39)
                                                     ===========    ===========

Weighted average number of shares outstanding
  during the period - basic and diluted ..........     1,125,327      1,102,332
                                                     ===========    ===========

               See accompanying notes to the financial statements
                                       A-6

                                          DYNECO CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    For the Years Ended December 31, 2005 and 2004
                                                                                                           Total
                                                            Common Stock      Paid In     Accumulated   Stockholders'
                                       Common Stock           Issuable        Capital       Deficit        Equity
                                   ---------------------   --------------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003 ....   1,097,099   $ 10,971   $ 3,333   $ 33   $ 7,349,628   $(7,700,305)  $  (339,673)
Exchange of issuable Common stock
  For Common Stock Option .......           -          -    (3,333)   (33)           33             -             -
Common stock issued for services        6,667         67         -      -        23,933             -        24,000
Common stock warrants granted for
services ........................           -          -         -      -        11,000             -        11,000
Common stock issuable for cash ..           -          -     6,667     67        19,933             -        20,000
Net Loss for 2004 ...............           -          -         -      -             -      (434,523)     (434,523)
                                   ----------   --------   -------   ----   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2004 ....   1,103,766     11,038     6,667     67     7,404,527    (8,134,828)     (719,196)

Common stock issued from 2004 ...       6,667         67    (6,667)   (67)            -             -             -
Common stock issued for cash ....      48,333        483         -      -        84,517             -        85,000
Option Grant ....................           -          -         -      -        56,925             -        56,925
Common stock surrendered for Note        (815)        (8)        -      -        (2,437)            -        (2,445)
Net Loss for 2005 ...............           -          -         -      -             -      (526,195)     (526,195)
                                   ----------   --------   -------   ----   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2005 ....   1,157,951   $ 11,580   $     -   $  -   $ 7,543,532   $(8,661,023)  $(1,105,911)
                                   ==========   ========   =======   ====   ===========   ===========   ===========

                                  See accompanying notes to the financial statements
                                                        A-7

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004

                                                        Years Ended December 31,
                                                           2005          2004
                                                           ----          ----
Cash Flows from Operating Activities:
  Net loss ...........................................   $(526,195)   $(434,523)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ....................      27,041       28,757
    Amortization of debt issue costs .................      20,291            -
    Amortization of debt discount ....................     132,591            -
    Interest accretion on loan payable ...............      21,936       19,633
    Impairment loss ..................................           -      144,603
    Bad debt expense .................................       1,956            -
    Write off of deposit .............................          46            -
    Common stock issued for services .................           -       24,000
    Common stock issued for warrants .................           -       11,000
    Stock option grant for consultants ...............      56,925            -
    Write off of accounts payable ....................     (82,879)           -
    Warrant valuation expense ........................     (86,408)           -
  (Increase) decrease in current assets:
    Accounts receivable ..............................       6,875       18,125
    Other current assets .............................         742        1,940
    Other  assets ....................................           -         (521)
  Increase (decrease) in current liabilities:
    Accounts payable .................................      19,560        9,250
    Accrued expenses .................................           -       (4,223)
    Accrued salaries .................................       2,917            -
    Accrued Interest Payable .........................      35,080            -
    Other accrued liabilities ........................      14,170        5,859
                                                         ---------    ---------

    Net Cash Used In Operating Activities ............    (355,352)    (176,100)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..............      (1,011)      (8,491)
  Disbursements relating to patent rights ............           -       (1,049)
                                                         ---------    ---------

    Net Cash Used In Investing Activities ............      (1,011)      (9,540)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments ....................................      (1,217)      (2,309)
  Loan repayments ....................................      (4,066)     (14,603)
  Increase in loans payable ..........................           -            -
  Proceeds from convertible promissory notes .........     300,000            -
  Repayment of convertible promissory notes ..........     (17,211)           -
  Repayment of capital lease obligation ..............      (1,538)           -
  Debt issue costs ...................................     (21,726)           -
  Proceeds from common stock .........................      85,000       20,000
  Cash overdraft .....................................         232            -
                                                         ---------    ---------

    Net Cash Provided By  Financing Activities .......     339,474        3,088
                                                         ---------    ---------

Net Decrease in Cash .................................     (16,889)    (182,552)

Cash at Beginning of Year ............................      16,889      199,441
                                                         ---------    ---------

Cash at End of Year ..................................   $       -    $  16,889
                                                         =========    =========

Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes .........   $       -    $       -
                                                         =========    =========
  Cash paid during the year for interest .............   $   9,411    $  10,544
                                                         =========    =========

Supplemental Disclosure of non-cash investing and financing activities:

  Exchange of employee receivable for stock receivable   $   2,250    $       -
                                                         =========    =========
  Issuance of promissory notes as debt issue cost ....   $  27,000    $       -
                                                         =========    =========
  Discount on promissory notes .......................   $ 327,000    $       -
                                                         =========    =========
  Refinance of lease obligation ......................   $       -    $  24,525
                                                         =========    =========

               See accompanying notes to the financial statements

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

            DynEco Corporation and Subsidiary ("DynEco", "we", "us", "our" or the "Company") is engaged primarily in developing and commercializing patented air and hydrogen compressors, known collectively as UniVane(R) devices, for stationary and automotive fuel cells. During 2005 and 2004, the Company's wholly-owned subsidiary, DynEco International, Inc., was inactive.

         Principles of Consolidation:

            For the years ended December 31, 2005 and 2004, the financial statements include the accounts of DynEco Corporation and its wholly-owned subsidiary, DynEco International, Inc. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

            Significant estimates in 2005 and 2004 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, amortization period on patent rights, valuation of patent rights, depreciable lives on equipment and valuation of stock based compensation.

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

         Patent Rights:

            Patent rights consist of the costs incurred to obtain patent rights associated with compressor technology. Patent rights are amortized using the straight-line method

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            over their seventeen to twenty year life commencing upon patent issuance and the generation of revenues utilizing the underlying technology. The Company reviews its patent rights for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the undiscounted future cash flows of the patent rights are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company recorded and charged to operations, impairment losses of $144,603, relating to patent rights, for the year ended December 31, 2004. All expenditures during 2005 were charged to operations.

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

         Stock-Based Compensation:

            The Company has two active stock-based compensation plans, which are described more fully in Note 10. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company issued stock options to directors, employees, and the chief executive officer totaling 23,333 and zero, respectively, in 2005 and 2004. No stock-based employee compensation cost is reflected in net income during 2005 and 2004. The Company issued 19,167 options and recorded $56,925 in expense for options issued to consultants in 2005.

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of December 31:

                                                         2005         2004
                                                      ----------   ----------
            Net loss, as reported ..................  $ (526,195)  $ (434,523)
            Add: Stock-based  employee compensation
              expense included in reported net
              income, net of related tax effects ...           -            -
                                                      ----------   ----------
            Deduct: Total stock-based compensation
              expense, determined under fair value
              based method for all awards, net of
              related tax effects ..................      69,300            -
                                                      ----------   ----------
            Pro forma net loss .....................  $ (595,495)  $ (434,523)
                                                      ==========   ==========
            Basic and diluted per share information:
            Net loss per share, as reported ........  $    (0.47)  $    (0.39)
                                                      ==========   ==========
            Net loss per share, pro forma ..........  $    (0.53)  $    (0.39)
                                                      ==========   ==========

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

            The Company had two sources of revenues totaling $0 and $286,900 during the years ended December 31, 2005 and 2004 respectively; compressor revenues and contract consulting revenue.

            Compressor revenues totaled $11,900 for 2004. Sales revenues for customer orders of compressors are recognized at the time of order completion, defined as when all Company manufacturing and internal inspection obligations related to that order have been satisfied. This occurs upon order shipment.

            Contract consulting revenue totaled $275,000 for 2004 and related to the Parker-Hannifin ("Parker") agreement stipulating a monthly fee of $25,000 per month starting in June 2003. Contract consulting revenue is recognized for service contracts at the time of satisfaction of all obligations pursuant to the underlying contract. That contract terminated after November 2004.

         Research and Development

            In accordance with Statement of Financial Accounting Standards No. 2 "Accounting For Research and Development Costs," the Company expenses all research and development costs. Research and development expenses included in General and administrative expenses were $1,771 and $6,819 in 2005 and 2004, respectively.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

         Basic and Diluted Net Income (Loss) Per Share:

            Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2005, there were warrants and options convertible into 983,876 common shares and debt convertible into 109,000 common shares which may dilute future earnings per share. There is no calculation of fully diluted earnings per share in 2005 or 2004 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

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

            The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the emerging fuel cell industry. There were no accounts receivable at December 31, 2005. At December 31, 2004, $6,797 or 99% of the accounts receivable balance was due from one customer.

            The Company had no revenue in 2005, and recognized $275,000 or 96% in revenues for the year ended December 31, 2004 from one customer.

            As of December 31, 2005, the Company's business is dependent upon three U.S. patents along with several related foreign patents and foreign patents pending. All patents issued and pending are in the name of a current officer/director of the Company, which the Company licenses from that officer/director pursuant to the terms of a Technology License Agreement (see Note 9).

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            The Company is relying on its Parker-Hannifin Exclusive Worldwide License Agreement for future revenues (see Note 9).

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

         New Accounting Pronouncements:

            The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

         Reclassifications

            Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2   GOING CONCERN

         The Company has a net loss of $526,195 and net cash used in operations of $355,352 for the year ended December 31, 2005, a working capital deficiency of $1,033,565, accumulated deficit of $8,661,023, and a stockholders' deficiency of $1,105,911 at December 31, 2005. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 as well as defaulting on the repayment terms of the convertible promissory notes aggregating $309,789 at December 31, 2005. Because the Company's developmental contracts generate insufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

         Management's plans to raise additional capital have been successful. The Company was forced to cease its present operations. In January 2006, the Company entered into a Stock Exchange Agreement with Dynamic Leisure Group, Inc. ("DLG"). The shareholders of DLG acquired sufficient shares in the exchange to obtain more than 80% control of the Company (see Note 12). The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3   PATENT RIGHTS

         Patent rights are licensed from an officer/director and consisted of the following at December 31:

                                                                   Estimated
                                                                  Useful Life
                                            2005        2004       in Years
                                          ---------   ---------   -----------
         Patent Rights ................   $       0   $ 223,995     17 - 20
         Less: accumulated amortization           0     (79,392)
         Impairment Loss ..............           0    (144,603)
                                          ---------   ---------
         Patent rights, net ...........   $  -        $       -
                                          =========   =========

         Amortization expense was $0 in 2005 and $15,561 in 2004.

         During the year ending December 31, 2004, the Company recognized an impairment loss of $144,603 on its UniVane(R) patent rights. Although the license agreement with a customer is still in effect, since license revenues have not started and since the consulting agreement was cancelled, the Company has been unable to project a positive cash flow from this product or establish a fair market value of the patent using other valuation techniques.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                                    Estimated
                                                                  Useful Life in
                                            2005        2004          Years
                                          ---------   ---------   --------------
         Machinery and equipment ......   $ 136,322   $ 136,322        3-10
         Equipment under capital lease      108,840     108,840         7
         Office furniture and equipment      58,878      57,685        3-10
         Leasehold improvements .......       4,615       4,615         5
                                          ---------   ---------
         Total property and equipment .   $ 308,655   $ 307,642
         Less accumulated depreciation     (275,237)   (248,194)
                                          ---------   ---------
         Property and equipment, net ..   $  33,418   $  59,448
                                          =========   =========

         Depreciation expense, including that on equipment under capital lease, was $27,041 in 2005 and $13,196 in 2004.

NOTE 5   LOANS PAYABLE

         Loans Payable

         Technological Research and Development Authority Funding Agreement:

            In November 2002, the Company entered into an agreement with the Florida Technological Research and Development Authority (TRDA), which provides for up to $150,000 in funding for the development and commercialization of DynEco's UniVane(R) compressors and hydrogen circulators for fuel cell applications. In consideration of the funding, the Company is obligated to make royalty payments to TRDA equal to five percent of future UniVane(R)-related sales up to an amount equal to three times the amount DynEco receives from TRDA. During 2003, the entire $150,000 funding commitment was received. The agreement expires in November 2012. Pursuant to EITF No. 88-18 "Sale of Future Revenues", the Company recorded the funding as a current liability and in connection with APB No. 21 "Interest on Receivables and Payables," accretes interest to the maximum value of $450,000 through the November 2012 expiration date. At December 31, 2005, in connection with the accretion of interest, the Company charged $21,936 to interest expense. The accreted balance due as of December 31, 2005 was $208,987 and is included in loans payable in the accompanying balance sheet.

         Loan Payable to Finance Company

            The Company refinanced a capital lease obligation through a new finance company in November of 2004. The loan requires 60 monthly payments of $521 consisting of principal and interest. The principal balance at December 31, 2005 was $20,154 consisting of $4,653 current portion included in loans payable and $15,501 included in loans payable, net of current portion.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 6   CONVERTIBLE PROMISSORY NOTES & WARRANTS

         On March 2, 2005, the Company completed a $300,000 financing consisting of secured convertible promissory notes and common stock purchase warrants. The notes mature on March 2, 2007. Interest accrues and is payable monthly at the rate of 5% per annum or a default interest rate of 10% per annum. Principal amortization payments, each in the amount of $15,789 plus accrued interest, are to be paid in 19 equal monthly installments, commencing July 2, 2005. The note holders must convert the monthly payment amount into shares of our common stock, at a fixed conversion price of $3.00 per share. However, the notes are only convertible if the average 5 days lowest closing bid prices of the Company's common stock for the 20 consecutive days prior to the conversion date is equal to or greater than 100% of the fixed conversion price. If the holder cannot convert due to the limitations then the Company shall make the monthly amortization payments in cash with a 10% premium or at its option, in registered common stock, at a 20% discount to market. Amortization payments in common stock are subject to (a) a limitation based upon the weighted average trading volume of the common stock for the 20 trading days preceding the payment date and (b) a 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding.

         The secured convertible promissory notes are subject to a redemption clause whereby if there is any event of default, as defined in the notes or related subscription agreement, the investor may require redemption at the greater of (i) 120% of the principal amount of the debt or (ii) the conversion share quantity (computed using the fixed rate) times the highest closing price of the common stock for the period commencing on the deemed conversion date until the day prior to receipt of the redemption payment.

         The Company evaluated whether or not the secured convertible promissory notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the fixed conversion rate does not change at the holders option, the notes qualify as conventional convertible debt and thus are not considered derivatives. Therefore the Company reviewed the notes for any beneficial conversion values that existed under EITF 98-5 and 00-27. There was no beneficial conversion value determined since all debt discount was allocated to the value of the warrants (see below).

         We also issued the investors immediately exercisable common stock purchase warrants to purchase an aggregate of 250,000 shares of common stock, consisting of (a) five-year warrants to purchase 100,000 shares at an exercise price of $4.3125 per share, subject to adjustment under Company control, (b) five-year warrants to purchase 50,000 shares at an exercise price of $7.50 per share (see reduced exercise price below), subject to adjustment under Company control and (c) five-year warrants to purchase 100,000 shares at $3.00 per share, subject to adjustment under Company control. We may require the investors to exercise the warrants described in (c) if the closing price for our common stock is $4.50 or more for 30 consecutive trading days, and average daily volume during such period is at least 8,333 shares. The exercise of warrants is also subject to the 4.99% cap on the beneficial ownership that each investor may have at any point in time while the notes and warrants are outstanding. If certain registration statement requirements as discussed below are not met, the warrants holders may exercise the warrants on a cashless basis. The exercise price of the warrants described in subparagraph (b) was reduced to $5.40 per share.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         We agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. The registration statement was to be filed by April 20, 2005 and effective within 90 days from the filing date and maintained effective during the defined period of distribution or we would incur liquidated damages equal to 2% of the promissory note principal balance per 30 days of non-compliance. However, there was a limitation on the amount of liquidated damages payable. Liquidated damages shall not accrue or be payable during periods which the registrable securities are transferable by the holder pursuant to Rule 144(K) of the 1933 Act. We may not issue unregistered shares to the warrant holders upon exercise of the warrants unless they consent. The registration statement was timely filed and is currently available to permit resales by the note and warrant holders.

         Repayment of the notes is collateralized by a general security interest in all of our assets.

         If the Company does not issue unlegended shares under the provisions of the agreements, the Company may be liable for damages, including liquidated damages of $100 per day for each $10,000 of purchase price per 30 days of non-compliance.

         We paid unaffiliated finders a total of $27,000, by the issuance of promissory notes payable in the same manner and with the same terms as the investor notes, and issued the finders five-year warrants to purchase a total of 9,000 shares of common stock, excercisable at $4.3125 per share, subject to adjustment under Company control. The total monthly principle payment is $15,789 ($300,000 notes) plus $1,421 ($27,000 note) or $17,210. The total debt issue costs of $48,726 are amortized over the debt term.

         The Company evaluated whether or not the warrants and registration rights meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Pursuant to EITF 05-4 the Company concluded that since the Company must issue registered shares under the warrant agreements or be subject to a potentially cash payment at the holder option, the instruments must be combined and classified as a derivative liabilities at fair value with changes in fair value recorded in other income or expense.

         The value of the 250,000 warrants issued with the convertible promissory notes was $905,318 which exceeded the $300,000 promissory note value and accordingly, the full amount of the note $300,000 was allocated to the warrant value by recording a debt discount of $300,000 and recording a $300,000 warrant liability. In addition, the excess of the value over the note amount, aggregating $605,318 was recorded as a warrant liability and charged to other income (expense) as a change in fair value of warrant liability. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $.12 based on the quoted trade price, five-year expected term, zero expected dividends, volatility of 354% and a discount rate of 4.18%. As there was no value allocated to the debt, there was no beneficial conversion amount to record. The warrant value for the 9,000 finder warrants using the same Black-Scholes assumptions as above was $27,000, also recorded as debt discount and as warrant liability.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         At December 31, 2005 in accordance with SFAS 133, the Company revalued the total 259,000 warrants underlying the warrant liability which total value was $240,592 using the following Black-Scholes assumptions: common stock price of $.93, 4.2 years expected term, zero expected dividends, volatility of 334% and a discount rate of 4.35%.

         The revaluation resulted in a decrease to the warrant liability of $691,726 from the initial recording in March 2005 and a corresponding credit to change in fair value of warrant liability. Accordingly, the net change in the fair value of the warrant liability during fiscal 2005 resulted in other income of $86,408.

         Convertible debentures ..........................   $ 327,000
         Debt discount ...................................    (194,409)
         Repayments ......................................     (17,211)
                                                             ---------
         Convertible debentures, net of discount .........   $ 115,380
                                                             =========

         Debt issue costs ................................   $  48,726
         Amortization of costs thru December 31, 2005 ....      20,292
                                                             ---------
         Debt issue costs, net of amortization ...........   $  28,434
                                                             =========

         On July 1, 2005, the Company failed to make the required installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 of principal plus accrued interest. On August 3, 2005, the note holders waived the Company's default in making the July 1, 2005 payments and agreed not to assert any remedies they have under the notes and related loan agreements. As consideration for the waivers and agreements on the part of the note holders, the Company:

            o Agreed to pay in August two note holders a total of $18,721 representing the July 1, 2005 installment of principal and agreed upon accrued interest under their notes,

            o Reduced the exercise price of warrants to purchase a total of 50,000 shares of the Company's common stock issued to the two note holders, from $7.50 per share to $5.40 per share; and

            o Agreed with the other three note holders to defer repayment of the unpaid principal installment of $1,421 plus accrued interest on their notes until the March 2, 2007 maturity date of the notes, and agreed that those note holders could convert the deferred payments into shares of our common stock at the lesser of $2.01 per share or the then applicable conversion price of the note.

         Notwithstanding the waivers and settlement agreement, we failed to make the installment payments, plus interest, and we have failed to make required installment payments to the note holders in September, October, November and December 2005. Accordingly, the Company has accrued interest at the default rate since August 1, 2005.

         On September 1st, October 1st, November 1st, and December 1st, the Company failed to make the required installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 per month of principal, plus accrued interest. As a result of the default, the loan is now considered a current liability. The note holders have not commenced

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes. In January 2006, holders of the secured convertible promissory notes signed a Modification and Waiver Agreement, revising the required repayment schedule and certain terms of the original agreement (see Note 12).

NOTE 7   NOTES PAYABLE-SHAREHOLDERS

         Notes payable - shareholders consisted of the following at December 31:

                                                         2005          2004
                                                      ---------     ---------
         Promissory notes payable - shareholders;
           Interest bearing at rates ranging from
           5% to 15%, unsecured and due at various
           dates through August 2007 .............    $ 156,434     $ 157,651
         Less current maturities .................      (37,216)      (37,102)
                                                      ---------     ---------
         Long - term portion of notes payable
           - shareholders ........................    $ 119,218     $ 120,549
                                                      =========     =========

         Future maturities of notes payable - shareholders are as follows for years ending December 31:

            2006        37,216
            2007       119,218
                     ---------
                     $ 156,434
                     =========

         The Company repaid $1,217 of notes payable to a shareholder during the year ended December 30, 2005.

         At December 31, 2005, the Company was in default of the repayment terms on notes aggregating $35,000. This amount is included in the current maturities of notes payable on the accompanying consolidated balance sheet at December 31, 2005.

NOTE 8   CAPITAL LEASES

         The company repaid $1,538 of capital leases during the year ended December 31, 2005 including the lease obligation that was refinanced as mentioned above.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         Edwards Technology License Agreement:

            During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVane(R) technology, developed by an officer/director, Dr. Thomas Edwards, in exchange for future royalty payments based on the underlying technology-producing income. The Company was obligated to pay Dr. Edwards quarterly royalties equal to one percent of sales of related products and sublicensed products and ten percent of any royalty income received from sublicense agreements. As of December 31, 2005, no royalty payments were incurred or due as

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            no related sales have yet occurred, and there are no minimum payments required. The February 2004 agreement was superceded by a Exclusive Patent and Know-How License Agreement dated January 12, 2006. (See Note 13)

         Technological Research and Development Authority Funding Agreement:

            See Note 5

         Parker-Hannifin Exclusive Worldwide License Agreement and Consulting
         Agreement:

            During May 2003, the Company granted an exclusive worldwide license agreement to Parker to manufacture and market the Company's UniVane(R) air compressors and hydrogen circulators. In consideration of the license, Parker is obligated to pay the Company a royalty fee on a quarterly basis. The royalty rate ranges from 15% of the licensed technology's net sales for the first 50 units sold on an annual basis to 6% for units sold in excess of 10,000 annually. Beginning in 2007, the minimum annual royalty fee is $100,000. If units sold are insufficient to reach the minimum annual royalty, Parker has the right to remit the difference or the Agreement converts to a non-exclusive license. This Agreement expires at the later date of either the last licensed UniVane(R) patent expiration, or the final use of UniVane(R)-related technology by Parker-Hannifin.

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

         Operating Lease:

            The Company currently leases space on a month-to-month basis. Rent expense for the years ending December 31, 2005 and 2004 were $12,000 and $18,888, respectively.

NOTE 10  STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash

            On December 15, 2004, the Company accepted $20,000 for 6,666 shares of common stock from three individuals. The transfer agent had not issued the shares as of December 31, 2004 and accordingly, the shares were reflected as issuable at December 31, 2004 and were reclassified as issued in 2005.

            In 2005, the Company accepted $85,000 for 48,333 shares of stock from 4 individuals. The shares were all issued by the end of the year.

            The company also received 815 shares of stock in repayment of a note receivable during the 3rd quarter of 2005.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         Common Stock Issued for Debt and Services:

            All shares of common stock issued in settlement of debt or for payment of services received were valued at the stated share price actually received in the respective year's contemporaneous private placement offerings. During 2005 no shares were issued, and during 2004, the stated share price received was $3.60.

            On February 5, 2004, the Company settled an outstanding legal services agreement from August 1, 2001, in which the holder was owed $10,000 payable with 3,333 shares of issuable common stock, which had been reflected in the Company's records as common stock issuable. In February 2004, the Company granted a stock option in lieu of issuing shares. Under the terms of the option, which expires August 1, 2006, the holder could exercise an option to purchase 3,333 shares with an exercise price of $3.00 per share. The Company has determined that the exercise price has been pre-paid but the option has not been exercised as of the balance sheet date. As a result of this exchange of one equity instrument for another, there is no additional compensation expense pursuant to the rules of SFAS No. 123. Accordingly, $1,000 was reclassified from common stock issuable to additional paid-in capital.

            On June 29, 2004, the Company issued 6,667 shares of common stock having a fair value of $24,000 to its Chairman of the Board of Directors for services rendered. The shares were valued at $3.60 per share, which reflected recent cash offering prices of the Company's common stock since the Company was not yet publicly trading its common stock (See Note 11).

         Common Stock Warrants:

            At December 31, 2005, the Company had warrants outstanding as follows:

            Common Shares      Exercise Price        Expiration
            Under Warrant        Per Share              Date
            -------------      --------------      --------------
               133,333             $ 5.40           November 2006
                 3,333             $ 5.40          September 2006
                 7,500             $ 4.50           December 2006
               406,171             $ 5.40             June 2007
                40,000             $ 3.00          September 2008
               109,000             $ 4.31            March 2010
                50,000             $ 5.40            March 2010
               100,000             $ 3.00            March 2010
                 3,333             $ 3.75             June 2010
                 3,333             $ 7.50             June 2010
                 3,334             $11.25             June 2010
               -------
               859,337
               =======

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            A summary of changes in stock warrants during 2005 and 2004 is presented below:

                                                  2005        2004
                                                --------    --------
            Outstanding at beginning of year     546,170     540,504
            Granted ........................     313,167       6,666
            Expired or Cancelled ...........           0      (1,000)
                                                --------    --------
            Balance at December 31, ........     859,337     546,170
                                                ========    ========

         Stock-Based Compensation Plans:

            At December 31, 2005, the Company has two active stock-based compensation plans, as follows: The 1993 Corporate Stock Option Plan, and the 2001 Equity Incentive Plan. The 1993 Advisors Stock Option Plan has terminated however, outstanding grants under the plan will continue according to their terms until exercised or expired.

            The 1993 Corporate and Advisors Stock Option plans have an aggregate 50,000 shares of common stock reserved for issuance under the plans. The Corporate Plan provides for the issuance of incentive stock options and nonqualified stock options, whereas, the Advisors Plan only allows for the issuance of nonqualified stock options. Pursuant to the plans, the board of directors may grant options to key individuals at their discretion. Options are granted under the Corporate and Advisors plans on such terms and at prices as determined by the compensation committee. All options granted by the Company have been at prices equal to the current offering's private placement stated per share prices.

            The 2001 Equity Incentive Plan has an aggregate 33,333 shares of common stock reserved for issuance under the plan. The Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory options, stock bonuses, and rights to purchase restricted stock. The board of directors administers the Plan and options, stock bonuses and stock rights are granted to key individuals at their discretion. The maximum option term is ten years. There have been no stock options, stock bonuses or stock rights granted under the 2001 Equity Incentive Plan through December 31, 2004.

            At December 31, 2005, the Company had the following non-qualified options outstanding and exercisable as follows:

               Range of      Common Shares   Weighted Average   Weighted Average
            Exercise Price   Under Option     Remaining Life     Exercise Price
            --------------   -------------   ----------------   ----------------
                $  3.00          20,000          0.1 Years           $  3.00
                $  1.50           1,111          0.5 Years           $  1.50
                $  3.00           3,333          0.6 Years           $  3.00
                $ 11.40             333          1.4 Years           $ 11.40
                $  3.00          42,500          2.3 Years           $  3.00
                $ 11.40          50,595          2.9 Years           $ 11.40
                $  3.60           6,667          3.0 Years           $  3.60
                                -------
                                124,539
                                =======

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            All options are presently exercisable.

            A summary of the changes in stock options outstanding during 2005 and 2004 is presented below:

                                        2005                     2004
                              ------------------------  ------------------------
                                           Weighted                 Weighted
                                           Average                   Average
                               Shares   Exercise Price   Shares   Exercise Price
                              --------  --------------  --------  --------------
Options outstanding at the
  beginning of the year ....    82,039    $    8.24     157,112     $   9.90
Options granted ............    42,500    $    3.00       3,333     $   3.00
Options exercised ..........         -    $       -           -     $
Options forfeited ..........         -    $       -     (78,406)    $ (11.10)
                              --------    ---------     -------     --------
Options outstanding at end
  of year ..................   124,539    $    6.45      82,039     $   8.24
                              ========    =========     =======     ========
Weighted average fair value
  of options granted during
  the year .................              $ 137,500                 $      -

NOTE 11  RELATED PARTY TRANSACTIONS

         Employment Agreement:

            On January 1, 2004, the Company entered into an employment agreement with an individual acting as the Company's Chief Technical Officer and Chief Executive Officer. As part of the transaction related to the January 13, 2006 Stock Exchange Agreement, this individual signed a Separation Agreement, terminating his employment agreement with the Company. In addition to terminating his employment as of the Separation Agreement date, the individual agreed to forego all unpaid or accrued salary due under the January 1, 2004 and prior agreements (See Note 13).

            On June 29, 2004, the Company issued 6,667 shares of common stock having a fair value of $24,000 to its Chairman of the Board of Directors for services rendered (See Note 10).

            Patent rights are licensed from an officer/director of the Company (See Notes 3 and 9).

NOTE 12  INCOME TAXES

         The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                             2005      2004
                                                           -------   -------
         Tax benefit computed at the maximum
            federal statutory rate ....................    (34.0)%   (34.0)%
         Net (increase) due to various
            basis differences in assets and liabilities      4.4       5.1
         Net operating loss carryforward ..............     29.6      28.9
                                                           -----      ----

         Income tax provision .........................        - %       - %
                                                           =====      ====

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         The tax effect of temporary differences at December 31 were as follows:

                                                        2005            2004
                                                    -----------     -----------
         Asset:
            Net operating loss carryforward ....    $ 2,515,236     $ 2,389,507
            Other individually immaterial items          65,566          81,125
                                                    -----------     -----------
         Net deferred tax asset before valuation
          allowance ............................      2,580,802       2,470,632
         Less valuation allowance ..............     (2,580,802)     (2,470,632)
                                                    -----------     -----------

         Net deferred tax asset ................    $         -     $        -
                                                    ===========     ===========

         For financial statement purposes, no tax benefit has been reported in 2005 or 2004 as the Company has had significant losses since inception and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. The change in the valuation allowance was a decrease of approximately $110,000 and $526,000 in 2005 and 2004, respectively.

         At December 31, 2005, the Company had net operating loss carryforwards as follows for income tax purposes:

             Carryforward           Net Operating
         Expires December 31      Loss Carryforwards
         -------------------      ------------------
                 2006                   206,000
                 2007                   236,000
                 2008                   274,000
                 2009                   716,000
                 2010                 1,110,000
                 2011                 1,718,000
                 2012                 1,017,000
                 2018                   436,000
                 2019                   392,000
                 2020                   195,000
                 2021                   180,000
                 2022                   337,000
                 2023                   603,000
                 2024                   425,000
                 2025                   594,000
                                    -----------
                                    $ 8,439,000
                                    ===========

         The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes which occurred subsequent to year-end, (See Note 13) as defined in the Internal Revenue Code. Furthermore, carryforwards relating to DynEco International, Inc., prior to its March 31, 1994 acquisition (approximately $400,000) are subject to separate return limitation regulations.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 13  SUBSEQUENT EVENTS

         CASUAL CAR GENERAL SERVICE AGREEMENT

         On January 3, 2006 Street Venture Partners, LLC, sold the US rights to the Casual Car General Service Agreement (GSA) to Dynamic Leisure Group, Inc. ("Dynamic") for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of the Company's common stock at a fixed price of $.90 per share. The Promissory Note is convertible to the Company's common stock at $.90 per share and paying 10% interest annually. The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

         The Company plans to continue with the Casual Car GSA, selling direct to the final consumer via the Internet, under the Casual Car rental brand. The Casual Car GSA allows the Company to begin to establish a foundation in certain desired leisure travel markets with multiple product offerings.

         STOCK EXCHANGE AGREEMENT DATED JANUARY 13, 2006

         On January 13, 2006, the Company entered into an agreement with the former shareholders of Dynamic, under which the Company acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly owned subsidiary of the Company.

         As consideration for its acquisition of the outstanding capital stock of Dynamic, the Company issued an aggregate of 197,000 shares of its Series A Preferred Stock to the former shareholders of Dynamic.

         Issuance of the Series A Preferred Stock in exchange for the outstanding capital stock of Dynamic pursuant to the Stock Exchange Agreement resulted in a change in control of DynEco where (a) the former shareholders of Dynamic acquired voting rights over approximately 83% of the currently outstanding voting securities of the Company and (b) the designees of the former shareholders of Dynamic were appointed as the executive officers and a majority of the board of directors of DynEco. The Series A Preferred Stock converted into 6,566,667 shares of the common stock of the Company when DynEco's Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock sufficient to permit full conversion of the Series A Preferred Stock. The Company also agreed that the currently outstanding options and warrants of Dynamic would be exchanged for options and warrants to purchase an aggregate of 1,493,887 post reverse shares of common stock of the Company, and that the currently outstanding convertible promissory notes of Dynamic would become convertible into 1,386,111 post reverse shares of common stock of the Company.

         The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         The transaction is treated as a recapitalization of Dynamic Leisure Group, Inc. Accordingly, the financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of Dynamic, and the operations of Dynamic Leisure Corporation, f/k/a DynEco Corporation from the recapitalization date.

         SEPARATION AGREEMENT DATED JANUARY 13, 2006

         In connection with the transactions contemplated by the Stock Exchange Agreement described elsewhere in this Report, DynEco Corporation and Dr. Thomas Edwards entered into a Separation Agreement dated January 13, 2006 under which:

         o The Employment Agreement dated as of January 1, 2004 by and between DynEco Corporation and Dr. Edwards was terminated;

         o Dr. Edwards irrevocably waived, forfeited and relinquished any right to receive any accrued or deferred compensation in connection with his prior services rendered to DynEco Corporation. As of December 31, 2005, $283,625 in deferred compensation payable to Dr. Edwards was accrued ;

         o The parties confirmed that they entered into a modification agreement relating to the Exclusive Patent License and Know-How Agreement dated February 4, 2004;

         o DynEco irrevocably waived, forfeited and relinquished any right, title or interest in any intellectual property created by Dr. Edwards during the course of his services to DynEco, other than the intellectual property covered by the Exclusive Patent License and Know-How Agreement dated February 4, 2004;

         o DynEco transferred and assigned to Dr. Edwards, all of DynEco's right, title and interest in the lease covering DynEco's facilities in Rockledge, Florida, and Dr. Edwards assumed all of DynEco's obligations thereunder; and

         o DynEco transferred and assigned to Dr. Edwards, all of DynEco's right, title and interest in the furniture, property and equipment located at DynEco's facilities in Rockledge, Florida, and Dr. Edwards has assumed all of DynEco's obligations thereunder.

         The Separation Agreement will result in the Company recording a benefit of approximately $283,625 in 2006, related to the forfeiture of accrued compensation by Dr. Edwards.

         MANAGEMENT OF DYNECO CORPORATION

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Note, Thomas C. Edwards resigned as an officer (President and Chief Executive Officer) and director of DynEco Corporation, and Kevin Hooper resigned as a director of DynEco Corporation. In accordance with the terms of the Stock Exchange Agreement, Leonard Sculler, who has served as a director of DynEco Corporation since June 2003, continues to serve as a director of the Company for a period of at least one year. George R. Schell, who served as a director of DynEco since 1998, confirmed in a January 2006 telephone conversation with the Company's General Counsel that he had informally resigned as a director of DynEco Corporation, and was not re-elected at a January 31, 2006 Special Meeting of Shareholders.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         At the Special Meeting of Shareholders, the following persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualified:

         Daniel G. Brandano
         Thomas W. Busch
         Robert A.G. LeVine
         Leonard Sculler

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Report, the following persons have been appointed to serve as officers of the Company, in the capacities indicated, until the next annual meeting of the board of directors and until their successors are duly elected and qualified:

         Daniel G. Brandano - President
         Thomas W. Busch - Vice President and Treasurer
         Robert A.G. LeVine - Secretary

         MODIFICATION AND WAIVER AGREEMENT DATED JANUARY 13, 2006

         On January 13, 2006, the Company entered into a Modification and Waiver Agreement with Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation. The parties to the Modification and Waiver Agreement are also parties to a series of agreements dated March 2, 2005, as amended, under which DynEco issued convertible promissory notes aggregating of $327,000. At the time of execution of the Modification and Waiver Agreement, the Company was in default of its obligations under the March 2, 2005 agreements.

         Under the Modification and Waiver Agreement, interest on the convertible promissory notes at the rate of 5% per annum will be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 are to commence on June 1, 2006. In accordance with the terms of the Modification and Waiver Agreement, upon receipt of the funding of $2 million in a January 13, 2006 Financing Transaction, the note holders opted to receive payment, and the Company paid a total of approximately $245,250 to the note holders, consisting of approximately $163,500 in principal amount of promissory notes and a premium in the amount of approximately $81,750. The notes are convertible at $.75 per share, subject to certain adjustments. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

         As additional consideration to induce the note holders to enter into the Modification and Waiver Agreement, the Company issued an aggregate of 200,000 shares of its common stock to the two investors under the March 2, 2005 transaction documents. Pursuant to the terms of the Modification and Waiver Agreement (a) those provisions of the transaction documents dated March 2, 2005 providing exceptions to the adjustment provisions of the notes and warrants have been eliminated,
         (b) the exercise price of the warrants to purchase up to 259,000 shares of DynEco common stock issued under the March 2, 2005 transaction documents was changed to $1.00 per share and the warrants are

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         exercisable until 3 years from the filing of the Form 8-K announcing the recapitalization of Dynamic and DynEco, (c) the number of shares issuable upon exercise of those warrants to the investors cannot be reduced to less than 300,000 shares. Under the Modification and Waiver Agreement, under certain circumstances, we may require the investors to exercise the 300,000 warrants. The Company may prepay the note at 150% of the principle due, plus interests and other amounts due, through the redemption date but only if an effective registration statement exists.

         We have agreed to file an amendment to the existing registration statement covering resale of the shares issuable under the transaction documents dated March 2, 2005. Such registration statement must be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company will be subject to the payment of liquidated damages to the note holders. In addition, we have agreed to file a new registration statement covering the resale of those shares issuable under the Modification and Waiver Agreement the resale of which are not covered by the existing registration statement. Such additional registration statement must be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or the Company will be subject to the payment of liquidated damages to the note holders. In the event that a Form 8-K/A, including the audited financial statements of Dynamic is not filed on or prior to April 5, 2006, then the Modification and Waiver Agreement will become null and void, except that the note holders are entitled to retain the 200,000 shares issued to induce them to enter into the Modification and Waiver Agreement.

         EXCLUSIVE PATENT AND KNOW-HOW LICENSE AGREEMENT DATED JANUARY 12, 2006

         On January 12, 2006, the Company and Dr. Thomas C. Edwards entered into an Exclusive Patent and Know-How License Agreement that amends and supersedes the Exclusive Patent and Know-How License Agreement dated February 4, 2004, by and between the Company and Dr. Edwards. The 1994 Agreement granted us the exclusive license to use certain patented technology owned by Dr. Edwards, in return for a royalty payment to Dr. Edwards based upon a percentage of revenues generated from sales of products incorporating the licensed technology. The Company subsequently granted the Parker-Hannifin Corporation an exclusive license to use the technology covered by 1994 License Agreement in UniVane(R) products developed by Parker-Hannifin.

         Under the January 12, 2006 Exclusive Patent and Know-How License Agreement, Dr. Edwards has relinquished any entitlement to royalty payments under the Exclusive Patent and Know-How License Agreement dated February 4, 2004 and has assigned and transferred to the Company all of his right, title and interest under the Exclusive Patent and Know-How License Agreement dated February 4, 2004.

         There is no financial affect from the January 12, 2006 agreement.

         ARTICLES OF AMENDMENT DESIGNATING SERIES A PREFERRED STOCK

         The designations, rights, powers, preferences and limitations of the Series A preferred Stock of the Company are set forth in Articles of Amendment to the Company's Articles of Incorporation that were filed with the Secretary of State of Minnesota. The Articles of Amendment provide that a series of Preferred Stock, denominated as Series A

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         Preferred Stock and consisting of 350,000 shares, was created by the Board of Directors in furtherance of the authority conferred upon the Board by the Company's Articles of Incorporation.

         The Articles of Amendment provide that (a) the Series A Preferred Stock shall vote as a group with the holders of the Company's common stock on each matter that is submitted to a vote of common shareholders, (b) each share of Series A Preferred Stock is entitled to 1,000 votes per share on each matter submitted to a vote of shareholders, (c) each share of Series A Preferred Stock shall automatically be converted into
         33.33 shares of the Company's common stock at such time as the Company has amended its Articles of Incorporation to authorize the issuance of a sufficient number of shares of common stock to permit all of the then outstanding shares of Series A Preferred Stock to be converted and (d) the Series A Preferred Stock shall rank pari passu with our common stock as to dividend, liquidation and redemption rights.

         Of the 350,000 authorized shares of Series A Preferred Stock, 197,000 were issued to the former shareholders of Dynamic in connection with the closing of the Stock Exchange Agreement described elsewhere in this Note, and the balance were reserved for issuance in the event of exercise of outstanding options and warrants, and conversion of convertible promissory notes, that are now convertible into shares of the Company. Subsequent to the increase in the number of shares of common stock we are authorized to issue, the 197,000 outstanding shares of Series A Preferred Stock were exchanged for 6,566,667 shares of our common stock, as previously disclosed in the Stock Exchange Agreement section of this Note. (See reverse split of common stock below.)

         ARTICLES OF AMENDMENT INCREASING AUTHORIZED SHARES OF COMMON STOCK

         On January 31, 2006, shareholders authorized an increase in the number of shares of common stock the Company is authorized to issue to 300,000,000. On February 2, 2006, we filed Articles of Amendment with the Secretary of State of Minnesota, amending Article III of the Amended Articles of Incorporation, increasing the authorized shares of common stock to 300,000,000 from 80,000,000. The aggregate number of common and preferred shares that the Company has authority to issue was restated to 320,000,000 from 100,000,000. The Amended Articles of Incorporation were effective upon filing.

         JANUARY 13, 2006 FINANCING TRANSACTION

         On January 13, 2006, the Company entered into a series of documents with MMA Capital, LLC, under which we borrowed $2,000,000 and issued to MMA Capital a Convertible Secured Promissory Note in the aggregate principal amount of $2,000,000. Interest is payable quarterly at the rate of 8% per annum and the outstanding principal amount of the note, together with accrued but unpaid interest, becomes due and payable on January 11, 2007. In the event of default, the interest rate is the greater of ten percent (10%) per annum or the maximum amount permitted by applicable law from the date of the Event of Default until paid in full.

         At the option of the holder, the outstanding principal amount of the promissory note and accrued but unpaid interest may be converted into shares of common stock of the Company at the rate of $1.00 per share, subject to adjustment in the event we issues

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         shares for a consideration of less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganization or certain other corporate events. The Company agreed to file a registration statement under the Securities Act of 1933, as amended, to register the shares issuable upon conversion of the promissory note. It constitutes an event of default under the note, and subjects us to the payment of liquidated damages, if the registration statement does not become effective on or before July 12, 2006, and does not remain effective for a period of at least 90 days. For each week of non-compliance, liquidated damages will be 2% of the product of
         (a) the sum of the holder's shares of stock not registered on a timely basis and (b) the weekly average closing price of the shares of the Company's common stock. The Company's obligations under the promissory note are collateralized by a security interest in substantially all of our assets.

         In connection with the transaction, we issued a common stock purchase warrant in favor of MMA Capital to purchase up to 2,000,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $1.00 per share, subject to adjustment in the event we issue shares for a consideration of less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganization or certain other corporate events. If, at the time of exercise, there is not an effective registration statement covering resale of the shares issuable upon exercise of the warrant, the warrant holder may exercise the warrant on a cashless basis, whereby the holder surrenders a portion of the warrants in lieu of paying the exercise price in cash.

         A fee equal to 8% of the proceeds ($160,000) was paid to Forte Capital Partners LLC, an unaffiliated third party, who assisted MMA Capital in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering. The $160,000 will be recorded as a deferred debt issuance cost asset to be amortized over the debt term.

         Per SFAS 133 and EITF 00-19, the convertible note will be classified as one financial instrument as it is considered conventional convertible debt. In addition, the warrants are classified as a liability at their fair value of approximately $1,800,000 with a corresponding charge to debt discount. The beneficial conversion value of $200,000 associated with the convertible debt is recorded as a debt discount and additional paid in capital. The debt discount will be amortized over the term of the debt.

         FEBRUARY 8, 2006 ACQUISITION OF CHANGES IN L'ATTITUDES, INC.

         On February 8, 2006 the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CLA"), for a purchase price of $1,750,000. The purchase price consists of a combination of cash ($640,000), shares of our common stock (340,000 shares), and a one-year secured Convertible Debenture in the principal amount of $600,000. The cash portion consists of $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CLA for the years ended December 31, 2004, and December 31, 2005. The balance of the cash payment will be reduced by any trade payables in excess of short term liquid assets.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         Additional shares of our common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues to the acquiree/seller our common stock at a rate of less than $1.50 per share.

         The Debenture is payable with interest at the rate of 9% per annum, and matures on February 7, 2007 ("Maturity Date"). The Debenture is convertible into our common stock, on or before the Maturity Date, at a rate of $1.50 per share. The conversion rate may be adjusted downward if we, in subsequent acquisitions on or before December 31, 2006, provide consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $2,500,000 or more, early repayment of 50% of the outstanding balance on the Debenture may be required. If the Company receives in excess of $5,000,000 in cumulative net external financing, an early repayment of the full outstanding balance on the Debenture may be required. The Company has agreed to include resale of the shares issued, and those issuable upon conversion of the Debenture in the next registration statement filed by us. The Convertible Debenture is secured by a lien on the assets of CLA.

         The acquisition of CLA is expected to provide the Company with a direct to consumer selling channel via the internet to the strategically desirable Caribbean leisure market.

         ARTICLES OF CORRECTION TO CHANGE DYNECO CORPORATION'S NAME

         On February 28, 2006, we filed Articles of Correction with the Secretary of State of Minnesota, to change the Company's name to Dynamic Leisure Corporation. These Articles were effective in the State of Minnesota at the close of business on March 3, 2006.

         There was no financial affect related to this filing.

         MARCH 3, 2006 REVERSE SPLIT OF COMMON STOCK

         On January 31, 2006, shareholders approved a 1:30 reverse split of our common stock. On February 28, 2006, we filed Articles of Correction with the Secretary of State of Minnesota, restating previously amended
         Article III with explanation of the approved reverse stock split to be effective at the close of business on March 3, 2006. Dynamic Leisure Corporation's (f/k/a DynEco Corporation) stock began trading post-split on the NASDAQ exchange at the open of business on March 6, 2006. As a result of the reverse stock split, every thirty (30) shares of our common stock outstanding on the effective date was automatically combined into one (1) share. Except as provided with respect to fractional interests, no cash was paid or distributed as a result of the reverse stock split nor were any fractional shares issued as a result of the reverse stock split. In settlement of fractional interests which arose as a result of the reverse stock split, the shareholder was entitled to cash in an amount equal to (a) the market price of one (1) share of common stock immediately following the reverse stock split, multiplied by (b) the fractional share amount immediately following the reverse stock split. Distributions of amounts which may be due shareholders as a result of fractional interests are to be handled for the Company by its transfer agent.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         The accompanying financial statements as of and for the years ended December 31, 2005 and December 31, 2004 have been retroactively adjusted for the subsequent affect of the reverse stock split and the Stock Exchange Agreement of January 13, 2006 with Dynamic.

         MARCH 6, 2006 ACQUISITION OF ISLAND RESORT TOURS, INC. AND INTERNATIONAL TRAVEL AND RESORTS, INC.

         On March 6, 2006, the Company purchased all of the issued and outstanding capital stock of Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), for a purchase price of $4,000,000.

         The purchase price consists of a combination of cash ($1,500,000), shares of the Company's common stock (700,000 shares), and a one-year secured Convertible Promissory Note in the principal amount of $1,450,000. The cash portion consists of $500,000 delivered at closing, with the balance to be delivered on or before May 5, 2006, following completion of audits of the financial statements of IRT and ITR for the years ended December 31, 2004 and December 31, 2005. The balance of the cash payment will be reduced by any trade payables in excess of short-term liquid assets.

         Additional shares of our common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues our common stock to an acquiree/seller at a rate less than $1.50 per share. In such event, additional shares may be issued equivalent to the most favorable rate, but in no event at a rate less than $1.00 per share. Up to an additional 350,000 shares of our common stock could be issued as a result of this adjustment provision.

         The Promissory Note is payable with interest at the rate of 9% per annum and matures on March 6, 2007 (the "Maturity Date"). The Note is convertible into the Company's common stock on or before the Maturity Date at a rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share.

         Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $3,500,000 or more prior to the maturity date, early repayment of 50% of the outstanding balance on the Note may be required. If we receive in excess of $7,000,000 in cumulative net external financing prior to the maturity date, an early repayment of the full outstanding balance on the Note may be required. The Company has agreed to include resale of the shares issued and those issuable upon conversion of the Note in the next registration statement filed by us.

         The Convertible Note is secured by a lien on assets of IRT and ITR. The acquisition of IRT and ITR is expected to increase the Company's presence in the desired Caribbean leisure travel market, provide access to key travel industry products, and add to the expertise of the Company's management team.