Form 10QSB
period 2006-03-31
DYNAMIC LEISURE CORP
filed 2006-05-22
CIK 934873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER 333-07953


                           DYNAMIC LEISURE CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                  Minnesota                                41-1508703
                  ---------                                ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


             2203 North Lois Avenue, Suite 900, Tampa, Florida 33607

             On or about June 1, 2006, the Company shall relocate to
                             5680A W. Cypress Street
                                 Tampa, FL 33607
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (813) 877-6300
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 12, 2006, the registrant had 9,597,810 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2006


                                                                           PAGE
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of March 31, 2006 (unaudited) ...    1

         Consolidated Statements of Operations
         for the three months ended March 31, 2006 (unaudited) ..........    2

         Consolidated Statement of Changes in Stockholders' Deficit
         for the three months ended March 31, 2006 (unaudited) ..........    3

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 2006 (unaudited) ..........    4

         Notes to Consolidated Financial Statements (unaudited) .........    5

Item 2.  Management's Discussion and Analysis or Plan of Operation ......   24

Item 3.  Controls and Procedures ........................................   31


PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....   31

Item 6.  Exhibits .......................................................   32

Signatures ..............................................................   33

Exhibit Index ...........................................................   34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2006
                                   (unaudited)

                                     ASSETS

Current Assets
  Cash ..........................................................  $    722,318
  Investments ...................................................       153,190
  Accounts receivable, net ......................................       375,522
  Prepaid travel ................................................       312,977
  Other current assets ..........................................       154,412
  Short term debt issue costs, net ..............................       138,082
                                                                   ------------
    Total Current Assets ........................................     1,856,501

Property and equipment, net .....................................       738,503

Other Assets
  Goodwill ......................................................     7,255,922
  Intangibles ...................................................       348,413
  Deposits ......................................................        51,520
                                                                   ------------
    Total Other Assets ..........................................     7,655,925

    Total Assets ................................................  $ 10,250,929
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible notes payable, net of discount of (see note 6).....  $  1,277,749
  Convertible notes payable - related parties (see note 6).......       750,000
  Notes payable, current portion ................................        37,216
  Accounts payable ..............................................       517,786
  Accrued compensation ..........................................        57,891
  Accrued interest ..............................................       127,962
  Other accrued liabilities .....................................       134,612
  Short term capital lease ......................................         2,467
  Deferred revenue ..............................................     1,179,877
  Loan payable ..................................................       217,608
  Loan payable - Bank, current portion ..........................       204,653
  Acquisition payable ...........................................     1,440,000
  Due to employee ...............................................        50,000
  Warrant liability .............................................     4,246,368
                                                                   ------------

    Total Current Liabilities ...................................    10,244,189

Long Term Liabilities
  Loans payable - Bank, net of current portion ..................        15,501
  Notes payable, net of current portion .........................       119,218
  Capital lease .................................................         5,457
                                                                   ------------

    Total Long Term Liabilities .................................       140,176

    Total Liabilities ...........................................  $ 10,384,365
                                                                   ------------

Commitments and contingencies (see note 7)

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding .................................  $          -
  Common stock, $0.01 par value, 300,000,000 shares authorized,
    9,331,528 shares issued and outstanding .....................        93,315
  Additional paid-in capital ....................................     4,496,987
  Stock subscription receivable .................................          (537)
  Accumulated deficit ...........................................    (4,723,201)

    Total Stockholders' Deficit .................................      (133,436)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit .................  $ 10,250,929
                                                                   ============

               See accompanying notes to the financial statements

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2006
                                   (unaudited)


Total Revenues ..............................................       $ 1,081,733

Cost of Revenues ............................................           806,559
                                                                    -----------

  Gross Profit ..............................................           275,174

Operating Expenses
  General and administrative ................................           826,515
  Depreciation expense ......................................             4,513
                                                                    -----------

    Total Operating Expenses ................................           831,028
                                                                    -----------

    Loss from Operations ....................................          (555,854)

Other (Income) Expense
  Interest income ...........................................            (6,485)
  Interest expense ..........................................         1,260,024
  Loss on extinguishment of debt ............................           208,452
  Warrant valuation expense .................................         2,220,042
                                                                    -----------

    Total Other Expense, net ................................         3,682,033
                                                                    -----------

    Net Loss ................................................       $(4,237,887)
                                                                    ===========

Net Loss Per Share - Basic and Diluted ......................       $     (0.52)
                                                                    ===========

Weighted average number of shares outstanding
  during the period - basic and diluted .....................         8,072,581
                                                                    ===========

               See accompanying notes to the financial statements

                                         DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           For the Three Months Ended March 31, 2006
                                                          (unaudited)

                                                                      Common Stock   Additional                      Total
                                                                      Subscription    Paid In      Accumulated   Stockholders'
                                                     Common Stock      Receivable     Capital        Deficit        Equity
                                                  ------------------  ------------  ------------   ------------   -----------
                                                   Shares     Amount     Amount        Amount         Amount        Deficit
                                                  ---------  -------  ------------  ------------   ------------   -----------
BALANCE AT DECEMBER 31, 2005 ...................  6,566,667  $65,666  $      (537)  $    (57,629)  $   (485,314)  $  (477,814)

Deemed issuance for prior shareholders of DynEco  1,157,951   11,580            -       (867,284)             -      (855,704)

Common stock issued in acquisitions ............  1,040,000   10,400            -      2,673,580              -     2,683,980

Common stock issued in modification
  and waiver agreement .........................    200,000    2,000            -        178,018              -       180,018

Common stock issued in warrant exercise ........    133,332    1,333            -         88,667              -        90,000

Common stock issued in conversion of note
  payable ......................................    233,578    2,336            -        208,719              -       211,055

Beneficial conversion feature ..................          -        -            -      2,032,324              -     2,032,324

Extinguishment of debt related warrant liability          -        -            -        240,592              -       240,592

Net Loss for first quarter 2006 ................          -        -            -              -     (4,237,887)   (4,237,887)
                                                  ---------  -------  -----------   ------------   ------------   -----------

BALANCE AT MARCH 31, 2006 ......................  9,331,528  $93,315  $      (537)  $  4,496,987   $ (4,723,201)  $  (133,436)



                                      See accompanying notes to the financial statements

                                                               3

                      DYNAMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2006
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................      $(4,237,887)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ..........................            4,513
      Amortization of debt issue costs .......................           36,918
      Amortization of debt discount on notes payable .........        1,076,770
      Loss on extinguishment of debt .........................          208,452
      Warrant valuation expense ..............................        2,220,042
    (Increase) decrease in assets:
      Accounts receivable ....................................           87,456
      Prepaid travel .........................................          (92,985)
      Other current assets ...................................         (103,411)
      Other assets ...........................................            1,896
    Increase (decrease) in liabilities:
      Accounts payable .......................................          (50,309)
      Accrued salaries .......................................           20,987
      Accrued interest payable ...............................           49,729
      Deferred revenue .......................................           26,522
      Customer deposit .......................................         (130,022)
      Taxes payable ..........................................             (455)
      Other accrued liabilities ..............................          (17,621)
                                                                    -----------
      Net Cash Used In Operating Activities ..................         (899,405)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................           (6,267)
  Acquisition of business, net of cash acquired ..............          (41,077)
                                                                    -----------
      Net Cash Used In Investing Activities ..................          (47,344)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes .................        2,060,000
  Repayment of convertible promissory notes ..................         (344,632)
  Debt issue costs ...........................................         (175,000)
  Proceeds from common stock issuance ........................           90,000
                                                                    -----------
      Net Cash Provided By Financing Activities ..............        1,630,368
                                                                    -----------

Net Increase in Cash .........................................          683,619

Cash at Beginning of Period ..................................           38,699
                                                                    -----------

Cash at End of Period ........................................      $   722,318
                                                                    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes ...............      $         -
                                                                    ===========
  Cash paid during the period for interest ...................      $    91,943
                                                                    ===========

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issued in acquisitions ......................      $ 6,173,980
                                                                    ===========
  Assets received on Capital Lease ...........................      $     7,924
                                                                    ===========
  Discount on promissory notes ...............................      $ 3,748,334
                                                                    ===========

               See accompanying notes to the financial statements

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

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

         All share and per share data in the accompanying consolidated financial statements for the period ended March 31, 2006 have been adjusted for the effect of a recapitalization transaction between DynEco Corporation (DynEco), n/k/a Dynamic Leisure Corporation ("Dynamic"), and Dynamic Leisure Group, Inc. ("DLG") in January 2006 and the subsequent one-for-thirty reverse stock split. (See Note 12)

         For further information, refer to the audited financial statements and footnotes of DLG, Changes in L'Attitudes, Inc., and Island Resort Tours, Inc and International Travel and Resorts, Inc. included in the Company's 8-KA filings in 2006 and the Form 10-KSB for DynEco Corporation for the year ended December 31, 2005.

         In 2005, DLG had been presented as a development stage company. During the three months ended March 31, 2006, the Company acquired operating companies with revenue and is not in the development stage.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

            The Company is focusing on entering the wholesale travel business, specializing in leisure travelers to popular destinations in the US, Caribbean, Mexico, the UK, and Europe. A growth strategy was developed to grow revenue by establishing a scalable, single operating system platform to assimilate and leverage a combination of strategic acquisitions and internal growth, the first of which occurred in the first quarter, 2006. On February 8, 2006 Changes in L'Attitudes, Inc. ("CLA") was purchased, and on March 6, 2006, Island Resort Tours, Inc. and International Travel and Resorts, Inc. ("IRT/ITR") were purchased. (See Note 13)

            Activities during the development stage include developing a business plan, raising capital, acquisition of assets, and due diligence on potential business combinations.

         Use of Estimates

            Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable, valuation of goodwill, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

         Fair Value of Financial Instruments

            The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

         Accounts Receivable

            Accounts Receivable result from amounts for either the sale of travel products or agreements with various hotels, for amounts such as co-op advertising support. The Company evaluates the collectibility of accounts receivable while working with its vendors and customers. Accounts receivable for travel products are collected prior to travel departure.

         Goodwill and Other Intangibles

            The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts this review for all of its reporting units during the fourth quarter of the calendar year.

         Revenue Recognition

            The Company follows the criteria for the United States Securities and Exchange Commission Staff Accounting Bulletin 104 and EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            The Company records merchant sales transactions at the gross purchase price generally at the date of travel. For transactions recorded at gross, the Company acts as the merchant of record in the wholesale transaction, is the primary obligor to the customer, controls selling prices, and is solely responsible for making payments to vendors.

            The Company records revenue and related costs of products when travel occurs or for certain products, when the service is completed. It is the Company's policy to be paid by the customer in advance, with monies received in advance of travel recorded as a deferred revenue liability.

         Principles of Consolidation

            The consolidated financial statements include the accounts of Dynamic and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Accounting for Derivatives

            The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

            The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

         Concentration of Credit Risk and Other Concentrations

            Nearly all of the Company's current travel products are for destinations in the Caribbean and Mexico. This concentration potentially exposes us to both political and weather risks of this region.

            The Company has a diverse US customer base, including consumers purchasing products through travel agencies and purchasing directly via the Internet.

            The Company has very little credit risk since the vast majority of its travel products are paid for in advance.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         Stock-Based Compensation

            The Company has three stock-based compensation plans. On January 1, 2006, Dynamic implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Effective January 1, 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

NOTE 3   GOING CONCERN

         The Company has a net loss of $4,237,887 and net cash used in operations of $899,405 for the quarter ended March 31, 2005, a working capital deficiency of $8,387,688 accumulated deficit of $4,732,201, and a stockholders' deficiency of $133,436 at March 31, 2006. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of March 31, 2006, the Company has issued $4,462,658 in convertible Notes Payable. While the Company expects substantially all of the note holders to convert the receipt of cash to a receipt of common stock, there is no guarantee that this will occur. As of March 31, 2006 the Company did not have adequate working capital to meet these obligations with cash payments.

         Management believes that its plans will allow for adequate funding of the Company's cash requirements through December 31, 2006, although there is no assurance regarding this belief nor the success of these efforts.

         The Company is working on trying to secure additional capital. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

NOTE 4   PREPAID TRAVEL

         The Company is required to pay for certain travel (mainly hotels) in advance. Payments made to these vendors in advance are recorded to the prepaid travel. The Company recognizes the expense when the associated revenue is recognized. As of March 31, 2006, the Company had $312,977 in prepaid travel.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at March 31, 2006:

                                                                  Estimated
                                                  March 31,      Useful Life
                                                    2006          in Years
                                                  ---------      -----------
         Office furniture and equipment ....      $  45,946          3-5
         Software ..........................         15,075            5
         Leasehold Improvements ............         41,422           10
         Software in Development ...........        641,347
                                                  ---------
         Total property and equipment ......      $ 743,790
         Less accumulated depreciation .....        (5,287)
                                                  ---------
         Property and equipment, net .......      $ 738,503
                                                  =========

         Depreciation expense was $4,513 for the first quarter of 2006.

         Software in Development consists of the purchase of worldwide rights and source code to proprietary software for use in the wholesale travel industry. The Company intends to configure and deploy the software in the second half of 2006 and use it as the basis for an integrated operating system platform. Per the terms of the purchase agreement for the Software, the Company agreed not to sell or license the Software to any unaffiliated third party until approximately June 30, 2006 without the prior written consent of the seller.

NOTE 6   CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, and LOANS
         PAYABLE

         Notes payable consisted of the following at March 31, 2006. Since all Convertible Notes are due within the next 12 months, prior to March 31, 2007, they are reported as current liabilities.

         Convertible Promissory Notes

         Convertible Promissory notes, interest rate 5%, unsecured  $   155,158
         Convertible Promissory note, interest rate 8%, secured ...   2,000,000
         Convertible Promissory notes, interest rate 9%, secured ..   1,450,000
         Convertible Promissory note, interest rate 9%, secured ...     600,000
         Convertible Promissory note, interest rate 10%, unsecured       75,000
         Convertible Promissory note, interest rate 10%, unsecured       75,000
         Convertible Promissory note, interest rate 10%, unsecured       50,000
         Convertible Promissory note, interest rate 10%, unsecured       25,000
         Convertible Promissory notes, interest rate 10%, unsecured      20,000
         Convertible Promissory note, interest rate 10%, unsecured       12,500
                                                                    -----------
         Total Convertible notes payable ..........................   4,462,658
         Debt Discounts ...........................................  (3,184,909)
                                                                    -----------
         Total notes payable ...................................... $ 1,277,749
                                                                    ===========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         Related Party Convertible Promissory Notes

         Convertible Promissory note, interest rate 10%, unsecured  $   400,000
         Convertible Promissory note, interest rate 10%, unsecured      350,000
                                                                    -----------
         Total Convertible notes payable related parties........... $   750,000
                                                                    ===========

         Convertible notes above due at March 31, 2006 to Street Venture Partners, LLC and to a related party principal stockholder were $350,000 and $400,000, respectively. (See Note 11)

         Two convertible promissory notes totaling $60,000 were issued to two individual investors during the three months ended March 31, 2006. The Company recorded a debt discount of $60,000, which will be amortized over the life of the notes.

         The Maturity dates of the Convertible notes payable and notes payable range from June 30, 2006 to March 6, 2007. There were repayments during the first quarter of $50,000 of convertible promissory notes and $140,000 of non-convertible promissory notes. In addition, there were conversions to common stock of promissory notes of $200,000. The weighted average interest rate of all interest bearing notes was 8.8 % at March 31, 2006.

         The convertible note holders have the right to convert the debt to common stock at a fixed conversion rate ranging from $0.75 to $1.50.

         Additionally, the convertible note holders and note holders who have been repaid hold detachable warrants to purchase up to 3,370,554 shares of the Company's stock at prices ranging from $0.68 to $1.00.

         Notes Payable

         Notes payable consist of the following:

         Interest bearing at rates ranging from
           5% to 15% unsecured and due at various
           dates through August 2007 .............................. $   156,434
         Less Current maturities ..................................     (37,216)
                                                                    -----------
            Long-term portion of notes payable .................... $   119,218
                                                                    ===========

         At March 31, 2005, the Company was in default of the repayment terms on notes aggregating $35,000. This amount is included in the current maturities of notes payable on the accompanying consolidated balance sheet at March 31, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         MMA Capital, LLC

            On January 13, 2006, DynEco executed a series of documents with MMA Capital, LLC, under which the Company borrowed $2,000,000 and issued to MMA Capital a Secured Convertible Promissory Note in the principal amount of $2,000,000. Interest is payable quarterly at the rate of 8% per annum and the outstanding principal amount of the note, together with accrued but unpaid interest, becomes due and payable on January 11, 2007. In the event of default, the interest rate is the maximum amount permitted by applicable law from the date of the Event of Default until paid in full.

            At the option of the holder, the outstanding principal amount of the promissory note and accrued but unpaid interest may be converted into shares of common stock of Dynamic at the rate of $1.00 per share, subject to adjustment in the event Dynamic issues shares for a consideration of less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganization or certain other corporate events. The Company agreed to file a registration statement under the Securities Act of 1933, as amended, to register the shares issuable upon conversion of the promissory note. It constitutes an event of default under the note, and subjects the Company to the payment of liquidated damages, if the registration statement does not become effective on or before July 12, 2006, and does not remain effective for a period of at least 90 days. For each week of non-compliance, liquidated damages will be 2% of the product of (a) the sum of the holder's shares of stock not registered on a timely basis and (b) the weekly average closing price of the shares of Dynamic's common stock. The Company's obligations under the promissory note are collateralized by a security interest in substantially all of the Company's assets.

            In connection with the transaction, a common stock purchase warrant in favor of MMA Capital was issued to purchase up to 2,000,000 shares of common stock, exercisable for a period of three years, at an exercise price of $1.00 per share, subject to adjustment in the event shares are issued for a consideration of less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganization or certain other corporate events. If, at the time of exercise, there is not an effective registration statement covering resale of the shares issuable upon exercise of the warrant, the warrant holder may exercise the warrant on a cashless basis, whereby the holder surrenders a portion of the warrants in lieu of paying the exercise price in cash.

            A fee equal to 8% of the proceeds ($160,000) was paid to Forte Capital Partners LLC, an unaffiliated third party, who assisted MMA Capital in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering. The $160,000 was recorded as a deferred debt issuance cost asset and is being amortized over the debt term.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            Per SFAS 133 and EITF 00-19, the convertible note will be classified as one financial instrument as it is considered conventional convertible debt. In addition, the warrants are classified as a liability at their initial fair value of approximately $1,793,382 with a corresponding charge to debt discount. The beneficial conversion value of $206,618 associated with the convertible debt is recorded as a debt discount and additional paid in capital. The debt discount will be amortized over the term of the debt, and was $421,918 for the three months ended March 31, 2006.

            The warrant liability revaluation at March 31, 2006 indicated an increase from the initial recording on January 13, 2006. The estimated fair value of the warrant liability was $3,675,573, and a corresponding credit to change in fair value of warrant liability was recorded. Accordingly, the net change in the fair value of the warrant liability during the three months ended March 31, 2006 resulted in warrant valuation expense of $1,882,191.

         March 2, 2005 Convertible Notes and Modification and Waiver Agreement

            On January 13, 2006, DynEco entered into a Modification and Waiver Agreement with Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation. The parties to the Modification and Waiver Agreement are also parties to a series of agreements dated March 2, 2005, as amended, under which DynEco issued convertible promissory notes aggregating of $327,000. At the time of execution of the Modification and Waiver Agreement, DynEco was in default of its obligations under the March 2, 2005 agreements.

            Under the Modification and Waiver Agreement, interest on the convertible promissory notes at the rate of 5% per annum will be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 are to commence on June 1, 2006. In accordance with the terms of the Modification and Waiver Agreement, upon receipt of the funding of $2 million in a January 13, 2006 Financing Transaction, the note holders opted to receive payment, and were paid a total of $232,210, consisting of $154,631 in principal amount of promissory notes and a premium in the amount of $77,579. The premium was recorded as additional interest expense in the first quarter. The notes are convertible at $0.75 per share, subject to certain adjustments under control of the Company. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

            As additional consideration to induce the note holders to enter into the Modification and Waiver Agreement, DynEco issued an aggregate of 200,000 shares of common stock to the two investors under the March 2, 2005 transaction documents. Pursuant to the terms of the Modification and Waiver Agreement (a) those provisions of the transaction documents dated March 2, 2005 providing exceptions to the adjustment provisions of the notes and warrants have been eliminated, (b) the exercise price of the warrants to purchase up to 259,000 shares of common stock issued under the March 2, 2005 transaction documents was changed to $1.00 per share and the

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            warrants are exercisable until 3 years from the filing of the Form 8-K announcing the recapitalization of DynEco and DLG, (c) the number of shares issuable upon exercise of those warrants to the investors cannot be reduced to less than 300,000 shares, resulting in an issuance of 45,000 additional warrants. Under the Modification and Waiver Agreement, under certain circumstances, the Company may require the investors to exercise the 300,000 warrants. The Company may prepay the note at 150% of the principle due, plus interests and other amounts due, through the redemption date but only if an effective registration statement exists.

            The Company agreed to file an amendment to the existing registration statement covering resale of the shares issuable under the transaction documents dated March 2, 2005. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company will be subject to the payment of liquidated damages to the note holders. This document was filed on April 12, 2006. In addition, the Company agreed to file a new registration statement covering the resale of those shares issuable under the Modification and Waiver Agreement the resale of which are not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or will be subject to the payment of liquidated damages to the note holders. This document was filed on May 12, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required.

            The Company recorded a non-cash loss of extinguishment of debt for $208,442 for the value of the 200,000 shares of common stock issued (valued at $.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock), additional warrants issued, and to write off deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $233,227 at the modification date.

            At March 31, 2006 in accordance with SFAS 133, the Company revalued the total 304,000 warrants underlying the warrant liability which total value was $570,795 using the following Black-Scholes assumptions: common stock price of $1.85, 3.0 years expected term, zero expected dividends, volatility of 354% and a discount rate of 3.96%.

            In addition, the Company recorded a beneficial conversion value of $77,371, to be amortized over the debt term.

            In accordance with SFAS 133, the Company intends to continue to evaluate the nature of the Convertible Notes and Warrants in the future, and record any changes as appropriate.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

NOTE 7   COMMITMENTS AND CONTINGENCIES

         There are no material commitments or contingencies by the Company or its subsidiaries, for purchasing goods or services that are not reported in the consolidated financial statements, notes, or other disclosures at March 31, 2006.

NOTE 8   STOCKHOLDERS' DEFICIT

         Stock Subscription Receivable:

            On May 16, 2005, DLG issued 833,333 shares of common stock, and on December 23, 2005, DLG issued 5,133,334 shares of common stock to principals for $.0001 per share, or $537, which is reflected as a subscription receivable at March 31, 2006.

         Modification and Waiver Agreement

            On January 13, 2006 DynEco issued 200,000 shares to convertible note holders as part of the Modification and Waiver Agreement (See Note
            6).

         Common Stock Issued Pursuant to Recapitalization

            The Company is deemed to have issued 1,157,951 shares of common stock to the shareholders of DynEco common stock, as part of the Stock Exchange Agreement. Liabilities of $855,704 were also assumed (See Note 12).

         Common Stock Issued in Acquisitions

            On March 6, 2006, the Company issued 340,000 shares of common stock to Raymon Valdes, as part of the acquisition price of Changes in L'Attitudes, Inc. The shares were valued at a total of $850,680, $2.50 per share, the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition date.

            On March 6, 2006 the Company issued 700,000 shares of Dynamic's common stock to Stephen A. Hicks, as part of the acquisition price of IRT-ITR. The shares were valued at a total of $1,833,300, $2.62 per share, the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition date.

         Common Stock Issued in Warrant Exercise

            On March 15, 2006, the Company issued 133,332 shares of common stock for $90,000, on a conversion of common stock warrants at $0.675 per share.

         Common Stock Issued in Conversion of Convertible Notes Payable

            The Company issued a total of 233,578 shares of common stock on the conversion of four convertible notes payable, totaling $200,000 plus accrued interest, at $.90 per share.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         Common Stock Warrants:

            At March 31, 2006, the Company had immediately exercisable warrants outstanding as follows:

            Common Shares        Exercise Price         Expiration
            Under Warrant          Per Share               Date
            -------------        --------------        --------------
                133,333             $ 5.40             November 2006
                  3,333             $ 5.40             September 2006
                  7,500             $ 4.50             December 2006
                406,171             $ 5.40             June 2007
                 40,000             $ 3.00             September 2008
              2,000,000             $ 1.00             January 2009
                109,000             $ 4.31             March 2010
                 50,000             $ 5.40             March 2010
                100,000             $ 3.00             March 2010
                133,333             $ 0.90             June 2010
                  3,333             $ 3.75             June 2010
                  3,333             $ 7.50             June 2010
                  3,334             $ 11.25            June 2010
                100,000             $ 0.675            July 2010
                 66,666             $ 0.675            August 2010
                444,444             $ 0.675            September 2010
                200,000             $ 0.675            October 2010
                 13,333             $ 0.675            November 2010
                 13,889             $ 0.675            December 2010
                 10,000             $ 0.75             January 2011
                388,889             $ 0.90             January 2011
              ---------
              4,229,891
              =========

         A summary of changes in stock warrants during 2006:

                                                            2006
                                                            ----

            Outstanding at beginning of year ........     1,104,989
            Stock Exchange Agreement ................       859,337
            Granted .................................     2,398,897
            Exercised ...............................      (133,332)
            Expired or Cancelled ....................             -
                                                         ----------
            Balance at March 31, 2006 ...............     4,229,891
                                                         ==========

NOTE 9   WARRANT LIABILITY

         The Company recorded a warrant liability related to Convertible Notes Payable in the Modification and Waiver Agreement and the financing with MMA Capital LLC (See Note 6).

         The remaining warrant liability will continue to be valued up until expiration date with ranges from March 2009 to January 2011, with any increases in valuation recorded as warrant valuation income or expense.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

NOTE 10  DEFERRED REVENUE

         Deferred revenue represents primarily money received from customers as either a deposit or full payment for trips not yet traveled or services earned. The balance at March 31, 2006 was $1,179,877.

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

         Diversified Acquisition Trust, LLC

            Geoffrey J. Eiten is the sole beneficial owner of Diversified Acquisition Trust, LLC ("DAT"). Mr. Eiten, through the Trustee, exercises sole investment and voting powers over the Trust. On September 5, 2005 for an investment of $400,000, the Trust was issued a convertible Promissory Note, bearing 10% annual interest, convertible to Dynamic's common stock at a $0.68 per share. In addition, the Company issued a warrant to purchase common stock at a price of $0.68 per share.

            DAT had also provided the Company with short-term loans and at March 31, 2006 held unsecured promissory notes in the amounts of $10,000, $30,000, and $25,000 all with a maturity date of February 28, 2006, and bearing an annual interest rate of 10.0%.

            DAT owns 1,906,667 shares of the Company's stock as of March 31, 2006.

            Mr. Eiten was a shareholder and investor but was not employed by the Company at any time through March 31, 2006.

         Street Venture Partners, LLC

            Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of March 31, 2006, Street Venture Partners LLC owned 1,066,667 shares of Dynamic's common stock.

            See Note 13 for purchase of asset from this related party.

         Claudale Ltd.

            Claudale Limited is a Gibraltar-based company that manages a family trust (which owns no shares of the Company's common stock) for Mr. Daniel G. Brandano, the Company's CEO and Chairman. Mr. Brandano has no ownership interest in Claudale Limited and disclaims beneficial ownership or control of any shares of the Company's common stock owned by Claudale Limited.

            At March 31, 2006, Claudale Ltd. owned 693,333 shares of the Company's common stock.

         Brian J. Brandano

            At March 31, 2006, Brian J. Brandano owned 333,333 shares of the Company's common stock. Brian J. Brandano was employed by the Company at March 31, 2006, and is the son of Daniel G. Brandano, the Company's CEO and Chairman.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         Payable to Stephen A. Hicks.

            At March 31, 2006 there is $50,000 payable to Stephen A. Hicks, former 100% shareholder of IRT-ITR, for advances made to IRT-ITR prior to the acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.

NOTE 12  RECAPITALIZATION OF DYNAMIC LEISURE GROUP

         On January 13, 2006, DynEco entered into an agreement with the former shareholders of DLG, under which DynEco acquired all of the outstanding capital stock of DLG, and DLG became a wholly-owned subsidiary of DynEco.

         As consideration for its acquisition of the outstanding capital stock of DLG, DynEco issued an aggregate of 197,000 shares of its Series A Preferred Stock to the former shareholders of DLG.

         Issuance of the Series A Preferred Stock in exchange for the outstanding capital stock of DLG pursuant to the Stock Exchange Agreement resulted in a change in control of DynEco where (a) the former shareholders of DLG acquired voting rights over approximately 83% of the currently outstanding voting securities of DynEco, and (b) the designees of the former shareholders of DLG were appointed as the executive officers and a majority of the board of directors of DynEco. The Series A Preferred Stock converted into 6,566,667 shares of the common stock of DynEco when DynEco's Articles of Incorporation were amended to increase the number of authorized shares of DynEco common stock sufficient to permit full conversion of the Series A Preferred Stock. DynEco also agreed that the currently outstanding options and warrants of DLG would be exchanged for options and warrants to purchase an aggregate of 1,493,887 post-reverse shares of common stock of DynEco, and that the then-outstanding convertible promissory notes of DLG would become convertible into 1,386,111 post-reverse shares of common stock of DynEco.

         The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

         The transaction is treated as a recapitalization of DLG. Accordingly, the financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of DLG, and the operations of DynEco from the recapitalization date.

NOTE 13  BUSINESS ACQUISITIONS AND ACQUISITION LIABILITIES

         Casual Car

            On January 3, 2006, Street Venture Partners, LLC (See Note 9), sold the US rights to the Casual Car General Service Agreement ("GSA") to DLG for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of common stock at a fixed price of $.90 per share. The Promissory Note is convertible to Dynamic's common stock at $.90 per share and paying

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            10% interest annually. The agreement was recorded as an Intangible Asset at a value of $348,413, and a short term deposit of $1,587 and will be amortized over 3 years. The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

            The Company plans to continue with the Casual Car GSA, selling direct to the final consumer via the Internet, under the Casual Car rental brand. The Casual Car GSA allows the Company to begin to establish a foundation in certain desired leisure travel markets with multiple product offerings.

         Changes in L'Attitudes, Inc.

            On February 8, 2006, the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CLA"), for a purchase price of $2,090,680. CLA is in the travel industry, specializing in providing resort destination travel packages to the Caribbean and Eastern Mexico. Almost all of its business originates through the Internet via its on-line site. CLA is located in Largo, Florida. The purchase price consists of a combination of cash ($640,000), 340,000 shares of Dynamic's common stock, valued at $2.50 per share or the average closing price of Dynamic's common stock 5 days before and after the purchase ($850,680), and a one-year secured Convertible Promissory Note in the principal amount of $600,000. The cash portion consists of $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CLA for the years ended December 31, 2004, and December 31, 2005. The balance of the cash payment will be reduced by any trade payables in excess of short term liquid assets, using a measurement date of May 31, 2006.

            Additional shares of common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues to the acquiree/seller Dynamic's common stock at a rate of less than $1.50 per share. The Company agreed to include resale of the shares issued and those issuable upon conversion of the Note in the next registration statement filed by the Company. That registration statement was filed with the SEC on May 12, 2006.

            The Convertible Promissory Note is payable with interest at the rate of 9% per annum, and matures on February 7, 2007 ("Maturity Date"). The Note is convertible into Dynamic common stock, on or before the Maturity Date, at a rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $2,500,000 or more, early repayment of 50% of the outstanding balance on the Promissory Note may be required. If the Company receives in excess of

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            $5,000,000 in cumulative net external financing, an early repayment of the full outstanding balance on the Promissory Note may be required. The Company has agreed to include resale of the shares issued, and those issuable upon conversion of the Note in the next registration statement filed by the Company. The Convertible Promissory Note is secured by a lien on the assets of CLA. A beneficial conversion value of $480,000 was recorded as a debt discount to be amortized over the life of the debt term.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at March 31, 2006. Purchase price adjustments following the closing are customary.

                                                       February 8, 2006
                                                       ----------------

            Current assets .......................        $  836,330
            Other assets .........................            53,011
            Goodwill .............................         2,200,336
                                                          ----------
            Total assets .........................         3,089,677
            Current liabilities ..................           998,997
                                                          ----------
            Net assets acquired ..................        $2,090,680
                                                          ==========

            The goodwill of $2,200,336 is expected to be deductible over 15 years for tax purposes.

            The results of CLA operations are included in the consolidated financial statements beginning with the date of acquisition.

         Island Resort Tours, Inc. and International Travel and Resorts, Inc.

            On March 6, 2006, the Company purchased all of the issued and outstanding capital stock of Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), for a purchase price of $4,783,300. The acquisition of IRT and ITR is expected to increase the Company's presence in the desired Caribbean leisure travel market, provide access to key travel industry products, and add to the expertise of the Company's management team. IRT and ITR are both located in New York, New York.

            The purchase price consists of a combination of cash ($1,500,000), 700,000 shares of Dynamic common stock ($1,833,300), and a one-year secured Convertible Promissory Note in the principal amount of $1,450,000. The cash portion consists of $500,000 delivered at closing, with the balance to be delivered on or before May 5, 2006, following completion of audits of the financial statements of IRT and ITR for the years ended December 31, 2004 and 2005. The balance of the cash payment will be reduced by any trade payables in excess of short-term liquid assets as of April 30, 2006. As of May 12, 2006, the additional cash payment had not been made pending the completion of the audits for, and final determination of amount if any of adjustment, to the balance of the cash payment.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            Additional shares of Dynamic common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues Dynamic common stock to an acquiree/seller at a rate less than $1.50 per share. In such event, additional shares may be issued equivalent to the most favorable rate, but in no event at a rate less than $1.00 per share. Up to an additional 350,000 shares of Dynamic common stock could be issued as a result of this adjustment provision.

            The common stock was valued at $2.62 based on the average closing price of Dynamic's common stock for the five days before and after the date of acquisition, multiplied by the number of shares of common stock issued.

            The Promissory Note is payable with interest at the rate of 9% per annum and matures on March 6, 2007 (the "Maturity Date"). The Note is convertible into Dynamic's common stock on or before the Maturity Date at a rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. A beneficial value of $1,208,334 was recorded as a debt discount to the amortized over the life of the debt term.

            Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $3,500,000 or more prior to the maturity date, early repayment of 50% of the outstanding balance on the Note may be required. If the Company receives in excess of $7,000,000 in cumulative net external financing prior to the maturity date, an early repayment of the full outstanding balance on the Note may be required. The Company agreed to include resale of the shares issued and those issuable upon conversion of the Note in the next registration statement filed by the Company. That registration statement was filed with the SEC on May 12, 2006.

         The Convertible Note is secured by a lien on assets of IRT and ITR

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at March 31, 2006. Purchase price adjustments following the closing are customary.

                                                        March 6, 2006
                                                        -------------
            Current assets ........................       $  708,167
            Other assets ..........................           80,236
            Goodwill ..............................        5,055,656
                                                          ----------
            Total assets ..........................        5,844,059

            Current liabilities ...................        1,060,759
                                                          ----------
            Net assets acquired ...................       $4,783,300
                                                          ==========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            The goodwill of $5,055,656 is expected to be deductible over 15 years for tax purposes.

            The results of IRT/ITR operations are included in the consolidated financial statements beginning with the date of acquisition.

            The table below summarizes the unaudited pro forma information of The consolidated results of operations for the three months end March 31, 2006 as though the CLA and IRT-ITR business combinations had been completed as of the beginning of the period reported on:

                                                              2006
                                                              ----
            Revenues .................................... $ 2,023,034
            Cost of Revenue..............................   1,377,261
            Gross Profit ................................     645,773
            Operating  Expenses .........................   1,163,447
            Operating Loss ..............................    (517,674)
            Other Expenses ..............................   3,656,645
            Net Loss ....................................  (4,174,319)
            Net Loss per share ..........................       $0.52


            Pro forma information for 2005 is not shown since the date of inception for DLG was May 16, 2005.

            As of March 31, 2006 the remaining cash payable due to the former owners of CLA and IRT-ITR amount to $1,440,000 and is shown as acquisition payable.

NOTE 14  OTHER MATTERS

         Separation Agreement dated January 13, 2006

            In connection with the transactions contemplated by the Stock Exchange Agreement described elsewhere in this Report, DynEco and Dr. Thomas Edwards entered into a Separation Agreement dated January 13, 2006 under which:

            o The Employment Agreement dated as of January 1, 2004 by and between DynEco Corporation and Dr. Edwards was terminated;

            o Dr. Edwards irrevocably waived, forfeited and relinquished any right to receive any accrued or deferred compensation in connection with his prior services rendered to Dynamic Corporation. As of March 31, 2006, $283,625 in deferred compensation payable to Dr. Edwards was accrued;

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

            o DynEco transferred and assigned to Dr. Edwards, all of DynEco's right, title and interest in the lease covering Dynamic's facilities in Rockledge, Florida, and Dr. Edwards assumed all of Dynamic's obligations thereunder; and

            o DynEco transferred and assigned to Dr. Edwards, all of DynEco's right, title and interest in the furniture, property and equipment located at DynEco's facilities in Rockledge, Florida, and Dr. Edwards has assumed all of DynEco's obligations thereunder.

            The Separation Agreement resulted in the forfeiture of accrued compensation by Dr. Edwards, and was recorded as part of the recapitalization that occurred on January 13, 2006.

         MANAGEMENT OF DYNAMIC

            In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Note, Thomas C. Edwards resigned as an officer (President and Chief Executive Officer) and director of DynEco Corporation, and Kevin Hooper resigned as a director of DynEco Corporation. In accordance with the terms of the Stock Exchange Agreement, Leonard Sculler, who has served as a director of DynEco Corporation since June 2003, continues to serve as a director of Dynamic for a period of at least one year. George R. Schell, who served as a director of DynEco since 1998, confirmed in a January 2006 telephone conversation with the Company's General Counsel that he had informally resigned as a director of DynEco Corporation, and was not re-elected at a January 31, 2006 Meeting of Shareholders.

            At the Meeting of Shareholders, the following persons were elected to serve as directors of DynEco Corporation until the next annual meeting of shareholders and until their successors are duly elected and qualified:

            Daniel G. Brandano
            Thomas W. Busch
            Robert A.G. LeVine
            Leonard Sculler

            In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Report, the following persons were appointed to serve as officers of DynEco, in the capacities indicated, until the next annual meeting of the board of directors and until their successors are duly elected and qualified:

            Daniel G. Brandano - President
            Thomas W. Busch - Vice President and Treasurer
            Robert A.G. LeVine - Secretary

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (unaudited)

         EXCLUSIVE PATENT AND KNOW-HOW LICENSE AGREEMENT DATED JANUARY 12, 2006

            On January 12, 2006, DynEco and Dr. Thomas C. Edwards, then CEO entered into an Exclusive Patent and Know-How License Agreement that amends and superseded the Exclusive Patent and Know-How License Agreement dated February 4, 2004, by and between DynEco and Dr. Edwards. The 1994 Agreement granted DynEco the exclusive license to use certain patented technology owned by Dr. Edwards, in return for a royalty payment to Dr. Edwards based upon a percentage of revenues generated from sales of products incorporating the licensed technology. The Company subsequently granted the Parker-Hannifin Corporation an exclusive license to use the technology covered by 1994 License Agreement in UniVane(R) products developed by Parker-Hannifin.

            Under the January 12, 2006 Exclusive Patent and Know-How License Agreement, Dr. Edwards has relinquished any entitlement to royalty payments under the Exclusive Patent and Know-How License Agreement dated February 4, 2004 and has assigned and transferred to DynEco all of his right, title and interest under the Exclusive Patent and Know-How License Agreement dated February 4, 2004. The Company acquired the right, title and interest as part of the Stock Exchange Agreement.

         ARTICLES OF CORRECTION TO CHANGE DYNECO CORPORATION'S NAME

            On February 28, 2006, DynEco filed Articles of Correction with the Secretary of State of Minnesota, to change DynEco's name to Dynamic Leisure Corporation. These Articles were effective in the State of Minnesota at the close of business on March 3, 2006.

            There was no financial effect related to this filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing new technology devices, including technological advancements and innovations; consumer receptivity, preferences and availability and affordability; whether a third-party can successfully develop, manufacture and market products that incorporate our technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors" in our 10KSB filed on March 31, 2006.. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

         Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report filed March 31, 2006.

         All information included in this report has been restated to consider the effect of a 1 for 30 reverse stock split that occurred on the close of business March 3, 2006.

GENERAL

         DLG was formed in Tampa, Florida in May 2005, with the intention of entering the wholesale leisure travel industry. Our primary strategy was to align ourselves with established businesses in key leisure travel destinations through acquisition, mergers, or strategic alliances, then grow revenues through improved service and product offerings selling directly to consumers, primarily over the Internet, and also through the travel agencies and other third parties.

         Since January 2006, the Company has proceeded to follow a plan of strategic acquisitions to obtain technology, or revenue streams primarily in the travel industry. The Stock Exchange Agreement between DynEco and DLG on January 13, 2006 included the patent rights to UniVane Technology. The UniVane technology may have a number of future applications in various markets and potential commercialization, including in combinations with fuel cells, and aquaculture. DynEco had previously agreed to license the technology to Parker Hannifin, in order to minimize certain development costs and potentially increase time and uses to market. On February 8, 2006, the Company acquired Changes in L'Attitudes, Inc. (CLA) a Largo, Florida online leisure travel company. On March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc (collectively "IRT-ITR"), two New York based wholesale tour operators. CLA, and IRT-ITR, are primarily focused on leisure travel in the Caribbean and Mexico.

         Our strategy will change to focus primarily on the acquisition and integration of key assets in the leisure travel industry to provide an ongoing business base, including the implementation of its proprietary Tourscape dynamic packaging travel software. We expect to produce initial revenue growth via opportunities in the leisure travel market, including developing a more prominent Internet presence, as well as continue to look for the most advantageous and efficient way to accelerate or enhance the development and commercialization of UniVane Technology under our Parker Hannifin licensing agreement.

         Our executive offices are currently located at 2203 N. Lois Avenue, 9th Floor, Tampa, Florida 33607, and our telephone number there is (813) 877-6300. On or about June 1, 2006, our executive offices will relocate to 5680A W. Cypress Street, Tampa, Florida 33607.

CRITICAL ACCOUNTING ESTIMATES

         Valuation of Patent Rights

         Due to the uncertainty in the realization of future benefits from the licensing agreement with Parker-Hannifin, DynEco had previously recognized an impairment loss for the entire carrying value of the UniVane patent rights. There is no value recorded for the UniVane patent rights at March 31, 2006.

         Stock Based Compensation Plans

         The Company has two active stock-based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 83,333 shares of common stock reserved for issuance. Total options outstanding were 104,539 at March 31, 2006. No options were granted during the three months ended March 31, 2006.

         On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

         Warrant Liability

         During our efforts to raise capital from external investments, we have issued secured and unsecured Convertible Promissory Notes that include provisions requiring us to register related shares of common stock. Per SFAS 133 and EITF 00-19 we are required to record the value of warrants issued in connection with these Promissory Notes as a warrant liability.

         The value of the warrant liability was $4,246,368 at March 31, 2006. The valuation of the warrant liability is based on a Black Scholes model and will vary, potentially significantly, based on factors such as the remaining time left to exercise the warrants, recent volatility (change) in the price of Dynamic's common stock, and the market price of our common stock. Changes in the valuation of the warrant liability are recorded as income or expense in the period. During the three months ended March 31, 2006 there was $2,220,042 charged to warrant valuation expense.

RESULTS OF OPERATIONS

         Because DLG was founded in May 2005, there exists limited operating and no comparable financial results in prior years for the three months ended March 31, 2005. The operating results of Dynamic are included beginning January 13, 2006, CLA are included beginning February 8, 2006 and IRT-ITR beginning March 6, 2006, the respective dates of acquisition occurring during the three-month period ended March 31, 2006. Revenues for the near term will depend upon our receipt of royalty payments, if any, related to the sale of systems that employ our UniVane technology, and our ability to continue existing revenue streams from leisure travel businesses and execute our plans for additional revenue growth.

         Our revenues for 2006 were derived from the acquisitions of Changes in L'Attitudes, Inc. and IRT-ITR as we begin to expand in the leisure travel market. Operating expenses for the three months ended March 31, 2006 are a combination of the operating expenses included in the acquisitions and the concurrent establishment of administrative technology, and operations functions to support the planned growth of the business.

         A net loss of $4,237,887 was reported for the period, primarily as a result of significant expenses recognized for the recording of warrant valuation expense and related liability for detachable warrants issued with convertible notes payable, interest expense from amortization of discounts on convertible promissory notes and charges incurred for the extinguishment of debt for part of the outstanding balance of a convertible note payable from investors in the Company.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

         Due to the inception of DLG in May 2005, there exists no comparable financial information for the three months ended March 31, 2005. Since the three-month period includes significant acquisition, financing and administrative costs, and there are no prior comparison periods, the financial results presented may not be representative of future periods.

         Following the Stock Exchange Agreement on January 13, 2006, the Company acquired Changes in L'Attitudes, Inc. on February 8, 2006 and IRT-ITR on March 6, 2006. The operating results for our three months ended March 31, 2006 include activity from the date of these acquisitions to March 31, 2006.

         We had $1,081,733 in revenues, and gross profit of $275,174 in the first three months of 2006. Our revenue is derived primarily from the value of travel packages paid for and traveled during the period, the sale of certain airline tickets when issued, and certain fees or commissions considered earned by the customer during the period. As we increase the volume of our business and relationships with suppliers, and sell more products directly to the traveling customer over the Internet, we anticipate the gross profit as a percentage of sales will begin to increase and operating expenses as a percentage of revenue to decrease.

         Operating expenses were $831,028 for the first three months of 2006, as the Company builds its infrastructure to support a larger multi-location organization.

         Interest expense for the first three months of 2006 was $1,260,024. Interest expense through March 31, 2006 included $1,076,770 of amortization of debt discount on notes payable and discounts of notes payable. The holders of the outstanding convertible notes have the option to receive the interest payments in either cash or common stock. While we expect the interest to be paid with our common stock, there is no guarantee that will occur.

         For the three months ended March 31, 2006, we incurred a $208,452 loss on extinguishment of debt, and $2,220,042 of warrant valuation expense related to the issuance of new warrants as part of a financing transaction in the three months ended March 31, 2006 and the revaluation of warrants previously issued. The amounts recorded for loss on extinguishment of debt, and warrant valuation expense were non-cash transactions, which did not affect our use of cash resources, but created significant increases in other expenses during the period. Therefore, our net loss was $4,237,887 for the first three months of 2006.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2006, the Company came to own proprietary software technology, proprietary engineering technology, and operations in the wholesale leisure travel market. Our financial condition relies on continuing equity investment until, if ever, Parker-Hannifin is successful in commercializing the UniVane technology and/or the Company is able profitably to grow our wholesale leisure travel business. During the first three months of 2006 travel revenue and income from operations was not enough to offset financing expenses related to the Stock Exchange Agreement, subsequent financing expenses related to an investment by MMA Capital, acquisition costs for CLA and IRT-ITR, and professional fees.

         From time-to-time, we have issued stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. Due, in part, to our prior lack of earnings, our current net losses, and our current debt level our success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, the continued use of our equity for these purposes may be necessary if we are to sustain operations, prior to reaching operating profitability. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

         For the three months ended March 31, 2006, we had a net loss of $4,237,887. The loss was primarily the result of other expense of $3,682,033 for the three months ended March 31, 2006. The other income/loss consisted of interest expense $1,260,024, loss on extinguishment of debt $208,452, and $2,220,042 in warrant valuation expense. While the warrant valuation expense was charged to expense it did not result in cash outlays as of March 31, 2006. In addition, amortization of debt discount for the quarter was $1,076,770 which is also a non-cash charge.

         As of March 31, 2006, our primary source of liquidity was $722,318 of cash and $375,522 of accounts receivable. There is a working capital deficit of $8,387,688 at March 31, 2006, primarily due to a warrant liability of $4,246,368, acquisitions payable of $1,440,000, convertible notes payable, net of discount of $1,277,749, and convertible notes payable - related party of $750,000. The warrant liability will not result in future cash payments by the Company. The convertible notes payable and convertible notes payable - related parties, consists of promissory notes convertible to Dynamic's common stock. While we expect these notes to be converted into Dynamic's common stock, reducing the amount of cash payments for the liabilities, we have no guarantee that this will occur. We had total assets of $10,250,929 of which long-term assets of $7,655,925 consisted of goodwill of $7,255,992 intangible assets of $348,413 other assets of $51,520 and $738,503 of property and equipment. Of our total liabilities of $10,384,365, long term liabilities total $140,176 including $119,218 of notes payable. Total shareholders' deficit was $133,436. At March 31, 2006, we had an accumulated deficit of $4,723,201.

         We are in default of the repayment terms on unsecured notes payable aggregating $35,000 at June 30, 2005, initially issued by DynEco. No extension has been granted by the debt holders. We had anticipated settling the balance owing on these notes payable through issuance of common stock in 2005 however as of March 31, 2006 this had not yet occurred nor is there any assurance that this will take place.

         Net cash used in operating activities was $899,405 for three months ended March 31, 2006. The cash provided by financing activities in first three months of 2006 of $1,630,368 was due to the proceeds from convertible promissory notes of $2,060,000 and the sale of common stock for $90,000, less repayments of promissory notes of $344,632 and debt issue costs of $175,000 that were incurred.

         We received $2.0 million in financing from MMA Capital LLC, in exchange for us issuing a $2.0 million secured Convertible Promissory Note, and issuing $2.0 million of common stock warrants, exercisable for 5 years from the date of issuance at $1.00 per share. Proceeds from the financing were used for professional fees related to the financing ($160,000), the acquisition of CLA ($200,000), the acquisition of IRT-ITR ($500,000), partial repayment of convertible promissory notes and notes payable of $344,632, and the balance of $699,368 for funding our operating deficit needs.

         We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CLA, and IRT-ITR. We have relied upon equity financing in order to fund operations. During the three months ended March 31, 2006, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds may create a situation where we are likely to require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of March 31, 2006, and the date of this filing, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of CLA and IRT-ITR, we issued an additional 1,040,000 shares of Dynamic common stock, agreed to pay $1,440,000 in additional cash, and $2,050,000 of secured Convertible Notes payable. While we anticipate all of the Convertible Notes Payable to convert to shares of Dynamic's common stock, should this occur and reduce our potential cash payment for the notes, we would issue additional shares of stock that would further dilute our existing shareholders holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of Dynamic's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities beyond Univane technology to include the leisure travel market, should help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near term cash flow from operations. We are still unable to quantify the amount of revenue anticipated from commercializing UniVane products through Parker Hannifin. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development, deployment of software technology and integration of acquisitions. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods to satisfy our capital requirements, or anticipated additional acquisitions. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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

         On May 15, 2006, the Company entered into a five-year lease of the premises located at 5680A W. Cypress Street, Tampa, Florida 33607. These premises are expected to become the Company's executive offices in June 2006. This lease is not reasonably likely to have a material effect on the Company's current and future financial condition.

         As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SEASONALITY AND INFLATION

         The fuel cell business related to our UniVane technology is not considered to be seasonal in nature, and management does not believe that our operations have been materially affected by inflationary forces. If the increase in oil prices continues, we believe the interest in alternative energy sources such as fuel cell development will only increase.

         Our leisure travel business is currently concentrated in the Caribbean islands and certain destinations in primarily eastern Mexico, while are customers are primarily from the United States . The leisure travel in this market typically is greater in the first four or five months of the calendar year, as people travel to warmer and resort destinations, The summer and early fall months between June and November may be negatively affected by the weather, such as in 2005 when a record 28 named tropical storms developed in the area, including 7 storms classified as either category 4 or 5. Travel in the Caribbean and Mexico involves traveling to different countries which can have significantly different rates of inflation or currency valuation compared to the US dollar, with certain destinations considered to be more luxury oriented and relatively more expensive, and others more price or value oriented. A reduction in disposable income for inflation, has recently meant a reduction of the overall spending on a leisure travel, which could affect our revenue or gross margin.

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


                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 13, 2006, DynEco entered into a Stock Exchange Agreement (the "reverse merger") with all of the shareholders of Dynamic Leisure Group, Inc., a Florida corporation (now known as Dynamic Leisure Group North America, Inc.). As part of the reverse merger transaction, and to cure a default with two of the selling security holders, the Company entered into Restructured Financing, (See Note 6), under which 100,000 (post-reverse split) shares of common stock were issued to Alpha Capital Aktiengesellschaft and another 100,000 (post-reverse split) shares of common stock were issued to JM Investors, LLC. Under the terms of the Restructured Financing, the Company is required to register shares sufficient to cover one hundred fifty percent (150%) of the common stock issued. In addition, under the terms of the anti-dilution terms of the Restructured Financing, Alpha Capital Aktiengesellschaft has been granted an additional 29,800 warrants, and JM Investors, LLC has been granted an additional 15,700 warrants, both covered by the registration statement.

         Also as part of the reverse merger transaction, the Company entered into a new financing, (See Note 6), including issuance of a Secured Convertible Promissory Note to MMA Capital LLC, a Delaware limited liability company, in the amount of $2,000,000, with simple interest at the rate of eight percent (8%) per annum, convertible into shares of common stock at a conversion price of one dollar ($1.00) per share. In addition, the Company issued warrants to MMA Capital, LLC to purchase 2,000,000 shares of common stock at an exercise price of one dollar ($1.00) per share.

         In connection with the Stock Exchange Agreement of January 13, 2006, on March 6, 2006 the Company issued the former shareholders of Dynamic Leisure Group, Inc. an aggregate of 6,566,667 shares of Dynamic's common stock.

         In connection with the Company's purchase of Changes in L'Attitudes, Inc., on March 6, 2006 the Company issued 340,000 shares of Dynamic's common stock to Raymon Valdes. In addition, under the Purchase Agreement governing that transaction, the Company issued Mr. Valdes a convertible promissory note in the amount of $600,000, bearing an annual interest rate of 9%, maturing one year from the acquisition date, and convertible into Dynamic's common stock at the rate of $1.50 per share.

         In connection with the purchase of Island Resort Tours, Inc. and International Travel and Resorts, Inc., on March 6, 2006 the Company issued 700,000 shares of Dynamic common stock to Stephen A. Hicks. In addition, under the Purchase Agreement governing that transaction, the Company issued Mr. Hicks a convertible promissory note in the amount of $1,450,000, bearing an annual interest rate of 9%, maturing one year from the acquisition date, convertible into Dynamic's common stock at the rate of $1.50 per share.

         Also between January 1, 2006 and March 24, 2006, the Company issued an aggregate of 366,910 shares of common stock to holders who converted promissory notes and exercised warrants of DLG and to investors in the Company. The notes were sold to a total of two investors, each of whom we had reasonable grounds to believe was an "accredited investor" within the meaning of Regulation D under the Securities Act. Each investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.

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


Dated:   May 22, 2006                   DYNAMIC LEISURE CORPORATION


                                        By: /s/ Daniel G. Brandano
                                            ----------------------
                                            Daniel G. Brandano
                                            Chief Executive Officer

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