Form 10QSB
period 2006-06-30
DYNAMIC LEISURE CORP
filed 2006-08-21
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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


                               5680A West Cypress Street
                                 Tampa, FL 33607
                               -------------------------
                    (Address of principal executive offices)


                                 (813) 877-6300
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 21, 2006, the registrant had 10,507,621 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheet as of June 30, 2006 (Unaudited) ......    1

         Consolidated Statements of Operations
         for the three and six months ended June 30, 2006
         and the period from May 16,2005 (Inception)
         to June 30,2005 (Unaudited) ......................................    2

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 2006 and from May 16,2005
         (Inception) to June 30,2005 (Unaudited) ..........................    3

         Notes to Consolidated Financial Statements (Unaudited) ...........    4

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   24

Item 3.  Controls and Procedures ..........................................   31


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   32

Item 6.  Exhibits .........................................................   36

Signatures ................................................................   36

Exhibit Index .............................................................   36

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2006
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash ...........................................................  $   139,776
  Investments, restricted ........................................      155,133
  Accounts receivable ............................................      266,275
  Prepaid travel .................................................      236,550
  Other current assets ...........................................      112,891
                                                                    -----------
    Total Current Assets .........................................      910,625

Property and equipment, net ......................................      851,455

Other Assets
  Goodwill .......................................................    5,115,696
  Intangible .....................................................    2,472,446
  Deposits .......................................................       96,651
  Debt issue costs ...............................................       95,082
                                                                    -----------
    Total Other Assets ...........................................    7,779,875

    Total Assets .................................................  $ 9,541,955
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible notes payable, net of discount( see note 6) ........  $ 2,087,008
  Convertible notes payable related parties ......................      750,000
  Notes payable ..................................................       39,063
  Accounts payable ...............................................      648,795
  Accrued compensation ...........................................       54,115
  Accrued interest ...............................................      204,026
  Overdraft liabiltity ...........................................       63,337
  Other accrued liabilities ......................................      132,419
  Short term capital lease .......................................       36,052
  Deferred revenue ...............................................      609,663
  Customer deposit ...............................................      261,854
  Loan payable ...................................................      226,325
  Loan payable - Bank ............................................      214,653
  Acqusition payable .............................................    1,440,000
  Taxes payable ..................................................          232
  Due to employee ................................................       50,000
  Warrant liability ..............................................    2,804,877
                                                                    -----------

    Total Current Liabilities ....................................    9,622,419

Long Term Liabilities
  Loans payable - Bank, net of current portion ...................       15,501
  Non convertible notes payable, net of current portion ..........      117,370
  Capital lease ..................................................       77,888
                                                                    -----------

    Total Long Term Liabilities ..................................      210,759

    Total Liabilities ............................................  $ 9,833,178
                                                                    -----------

Commitments and contingencies(Note 7)

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding ..................................  $         -
 Common stock, $0.01 par value, 300,000,000 shares authorized,
    9,403,133 issued and outstanding .............................       94,031
  Common stock issuable, at par value (322,267 shares) ............       3,226
  Additional paid-in capital .....................................    4,805,138
  Stock subscription receivable ..................................      (15,000)
  Accumulated deficit ............................................   (5,178,618)

    Total Stockholders' Deficit ..................................     (291,223)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit ..................  $ 9,541,955
                                                                    ===========

    See accompanying notes to the unaudited consolidated financial statements

                                   DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                               For the Three    From Inception     For the Six    From Inception
                                                Months Ended    (May 16, 2005)    Months Ended    (May 16, 2005)
                                               June 30, 2006   To June 30, 2005   June 30, 2006   To June 30, 2005
                                               -------------   ----------------   -------------   ----------------
Total Revenues ..............................   $ 1,904,547      $         -       $ 2,997,045      $         -

Cost of revenues ............................     1,340,248                -         2,157,572                -

  Gross Profit ..............................       564,299                -           839,473                -

Operating Expenses
  General and administrative ................     1,454,825           49,825         2,281,340           49,825
  Depreciation and amortization Expense .....        80,048                -            84,561                -

    Total Operating Expenses ................     1,534,873           49,825         2,365,901           49,825
                                                -----------      -----------       -----------      -----------

    Loss from Operations ....................      (970,574)         (49,825)       (1,526,428)         (49,825)

Other (Income) Expense
  Interest income ...........................        (6,557)               -           (13,042)               -
  Interest expense ..........................     1,002,449              115         2,184,895              115
  Loss on extingishment of debt .............             -                -           208,452                -
  Other Expense .............................         8,020                -             8,020                -
  Warrant valuation (income) expense ........    (1,441,491)               -           778,551                -

    Total Other Expense, (income) net .......      (437,579)             115         3,166,876              115
                                                -----------      -----------       -----------      -----------

    Net Loss ................................   $  (532,995)     $   (49,940)      $(4,693,304)     $   (49,940)
                                                ===========      ===========       ===========      ===========

Net Loss Per Share - Basic and Diluted ......   $     (0.06)     $     (0.05)      $     (0.53)     $     (0.05)
                                                ===========      ===========       ===========      ===========

Weighted average number of shares outstanding
  during the period - basic and diluted .....     9,601,630        1,100,000         8,841,327        1,100,000
                                                ===========      ===========       ===========      ===========

                    See accompanying notes to the unaudited consolidated financial statements

                                                        2

                           DYNAMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                             For the Six      From May 16,
                                                            Months Ended    2005 (inception)
                                                            June 30,2006    to June 30,2005
                                                            ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .............................................     $(4,693,304)         (49,825)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ....................          84,562                -
      Amortization of debt issue costs .................          81,141                -
      Interest accretion and debt discount amortization
       on loan payable .................................       2,019,746                -
      Loss on extinguishment of debt ...................         208,452                -
      Amortization of consultant warrants ..............          42,035                -
      Warrant valuation expense ........................         778,551                -
    (Increase) decrease in assets:
      Accounts receivable ..............................         196,703                -
      Prepaid travel ...................................         (16,558)               -
      Other current assets .............................         (61,890)               -
      Other  assets ....................................         (43,235)               -
    Increase (decrease) in liabilities:
      Accounts payable .................................          80,700                -
      Accrued salaries .................................          17,211                -
      Accrued interest payable .........................          58,639                -
      Deferred revenue .................................         (77,476)               -
      Customer deposit .................................        (384,088)               -
      Taxes payable ....................................            (223)               -
      Other accrued liabilities ........................         (19,814)               -

      Net Cash Used In Operating Activities ............      (1,728,848)         (49,825)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ................         (24,685)        (100,000)
  Acqusition of business ...............................         (41,077)               -

      Net Cash Used In Investing Activities ............         (65,762)        (100,000)
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ...........       2,060,000          160,000
  Repayment of convertible promissory notes ............        (344,632)               -
  Proceeds from overdraft ..............................          63,337                -
  Proceeds from line of credit .........................          10,000                -
  Debt issue costs .....................................        (176,223)               -
  Repayment of capital leases ..........................          (2,600)               -
  Proceeds from common stock issuance ..................         285,805                -

      Net Cash Provided By Financing Activities ........       1,895,687          160,000
                                                             -----------      -----------

Net Increase in Cash ...................................         101,077           10,175

Cash at Beginning of Period ............................          38,699                -
                                                             -----------      -----------
Cash at End of Period ..................................     $   139,776           10,175
                                                             ===========      ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes .........     $         -                -
                                                             ===========      ===========
  Cash paid during the period for interest .............     $    91,943                -
                                                             ===========      ===========
Supplemental Disclosure of non-cash investing and
 financing activities:

  Debt and stock issue in acqusitions ..................     $ 6,173,980                -
                                                             ===========      ===========
  Assets received on Capital Lease .....................     $   116,540                -
                                                             ===========      ===========
  Discount on promissory notes .........................     $ 2,000,000                -
                                                             ===========      ===========
  Conversion liability related to prommissory note .....     $ 1,793,382                -
                                                             ===========      ===========

         See accompanying notes to the unaudited consolidated financial statements

                                             3

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         All share and per share data in the accompanying consolidated financial statements for the period ended June 30, 2006 have been adjusted retroactively for the effect of a recapitalization transaction between DynEco Corporation (DynEco), n/k/a Dynamic Leisure Corporation ("Dynamic"), and Dynamic Leisure Group, Inc. ("DLG") in January 2006 and the subsequent one-for-thirty reverse stock split. (See Note 12)

         For further information, refer to the audited financial statements and footnotes of DLG, Changes in L'Attitudes, Inc., and Island Resort Tours, Inc. and International Travel and Resorts, Inc. included in the Company's 8-KA filings in 2006 and the Form 10-KSB for DynEco Corporation for the year ended December 31, 2005.

         In 2005, DLG had been presented as a development stage company. As such, the focus was on acquiring financing, setting up a corporate structure and researching acquisitions. During the six months ended June 30, 2006, the Company acquired operating companies with revenue and is not in the development stage.

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

         Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates,

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable, valuation of goodwill, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

         The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

Accounts Receivable

         Accounts Receivable result from amounts for either the sale of travel products or agreements with various hotels, for amounts such as co-op advertising support. The Company evaluates the collectibility of accounts receivable while working with its individual customer and vendors. A majority of the Accounts receivable for travel products are collected prior to travel departure.

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         The Company records merchant sales transactions at the gross purchase price generally at the date of travel. For transactions recorded at gross, the Company acts as the merchant of record in the package transaction consisting of several products from different vendors causing the Company to be the primary obligor to the customer. In these transactions the Company also controls selling prices, and is solely responsible for making payments to vendors. The Company records transactions at net were the Company is not the merchant of record or the product is not sold as a package. The Company records revenue and related costs of products when travel occurs or for certain products, when the service is completed. Travel insurance revenue is always shown net since the Company currently acts as an agent for the insurance company. It is the Company's policy to be paid by the customer in advance, with monies received in advance of travel recorded as a deferred revenue liability. The Company may receive cash or hotel room credits in exchange for providing cooperative advertising for its vendors. The Company records accounts receivable for these amounts and offsets the applicable advertising expense. Once the advertising expense is reduced to zero, any excess cooperative advertising fees are recorded as revenue.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         The Company has negotiated contracts with airlines that provide the Company with wholesale structure that allows the Company to price certain products more favorably than its competitors. The loss of such contracts could have a negative effect on the Company.

Surety Bond

         The Company has outstanding at June 30, 2006 a surety bond for $70,000 related to the Airlines Reporting Corporation to allow the purchase of airline tickets through its computerized ticket system. As part of the letter of credit agreement the Company is required to keep a collateral deposit of $22,500. The deposit is included in Other Assets Deposits on the accompanying balance sheet.

Letter of Credit

         As of June 30, 2006, the Company had three letters of credit totaling $150,000 payable to the Airline Reporting Corporation to allow the purchase of airline tickets through it computerized ticket system. As part of the letter of credit agreement, certificates of deposit are required with the issuer for approximately the amount of the letter of credit and are reflected as short-term investments, restricted, on the accompanying balance sheet.

Stock-Based Compensation

         The Company has one active stock-based compensation plan and two inactive stock-based compensation plans. On January 1,2006, Dynamic implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Effective January 1, 2006, all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

NOTE 3   GOING CONCERN

         The Company has a net loss of $4,693,304 for the six months ended June 30, 2006 and net cash used in operations of $1,728,848 for the six months ended June 30, 2006, and a working capital deficiency of $8,711,794 accumulated deficit of $5,178,618, and a stockholders' deficiency of $291,223 at June 30, 2006. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         As of June 30, 2006, the Company has outstanding $4,337,658 in convertible Notes Payable to third parties. While the Company expects substantially all of the note holders to convert the receipt of cash to a receipt of common stock, there is no guarantee that this will occur. As of June 30, 2006 the Company did not have adequate working capital to meet these obligations with cash payments.

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

NOTE 4   PREPAID TRAVEL

         The Company is required to pay for certain travel (mainly hotels) in advance. Payments made to these vendors in advance are recorded to the prepaid travel. The Company recognizes the expense when the associated revenue is recognized. As of June 30, 2006, the Company had $236,550 in prepaid travel.

NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006:

                                                                  Estimated
                                                   June 30,      Useful Life
                                                    2006          in Years
                                                  ---------      -----------
         Office furniture and equipment ....      $ 172,980          3-5
         Software ..........................         15,075            5
         Leasehold Improvements ............         41,422           10
         Software in Development ...........        641,347
                                                  ---------
         Total property and equipment ......      $ 870,824
         Less accumulated depreciation .....        (19,369)
                                                  ---------
         Property and equipment, net .......      $ 851,455
                                                  =========

         During the quarter, the Company entered into $116,540 of capital lease commitments for computer and telephone equipment. Depreciation expense was $14,081 for the second quarter of 2006 and $18,594 for the first six months of 2006.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 6   CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, and LOANS
         PAYABLE

         In addition to the MMA financing discussed below, two convertible promissory notes totaling $60,000 were issued to two individual investors during the six months ended June 30, 2006. The Company recorded a debt discount of $60,000 ($50,000 and $10,000) for a beneficial conversion value, which will be amortized over the life of the notes.

Notes payable consisted of the following at June 30, 2006:

Convertible Promissory Notes

Convertible Promissory notes, interest rate 9%, secured ........    $ 1,450,000
Convertible Promissory note, interest rate 9%, secured .........        600,000
Convertible Promissory notes, interest rate 10%, unsecured .....        155,158
Convertible Promissory note, interest rate 10%, secured ........      2,000,000
Convertible Promissory note, interest rate 10%, unsecured ......         75,000
Convertible Promissory note, interest rate 10%, unsecured ......         50,000
Convertible Promissory note, interest rate 10%, unsecured ......         25,000
Convertible Promissory notes, interest rate 10%, unsecured .....         12,500
Convertible Promissory notes, interest rate 10%, unsecured .....         10,000
Convertible Promissory notes, interest rate 10%, unsecured .....         10,000
                                                                    -----------
Total Convertible notes payable ................................      4,337,658
Debt Discounts .................................................     (2,250,650)
                                                                    -----------
Total convertible notes payable, net ...........................    $ 2,087,008
                                                                    ===========

Related Party Convertible Promissory Notes

Convertible Promissory note, interest rate 10%, unsecured ......    $   400,000
Convertible Promissory note, interest rate 10%, unsecured ......        350,000
                                                                    -----------
Total Convertible notes payable related parties ................    $   750,000
                                                                    ===========

         All convertible notes payable were current as of June 30, 2006. The amortization of the debt discount was $1,694,036 for the six months ended June 30,2006

         Convertible notes due to Street Venture Partners, LLC and to a related party principal stockholder due on January 3, 2007 and September 8, 2006, respectively were $350,000 and $400,000, respectively. (See Note 11)

         The Maturity dates of the Convertible notes payable and notes payable range from June 30, 2006 to March 6, 2007. The weighted average interest rate of all current interest bearing notes was 9.6 % at June 30, 2006.

         Four convertible note totaling $140,000 were due on June 30, 2006 and were not paid on that date. Subsequent to June 30, 2006 one holder has converted and the other three are in discussion to convert to stock. There were repayments during the first quarter of $204,632 of convertible promissory notes and $140,000 of non-convertible promissory notes. In addition, there were conversions to common stock of promissory notes of $325,000 during the first six months of 2006.(See note 8)

         The convertible note holders have the right to convert the debt to common stock at a fixed conversion rate ranging from $0.75 to $1.50.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         Additionally, the convertible note holders and note holders who have been repaid hold detachable warrants to purchase up to 3,370,554 shares of the Company's stock at prices ranging from $0.68 to $1.00.

Notes Payable

Notes payable consist of the following:

Interest bearing at rates ranging from
 5% to 15% unsecured and due at various
 dates through August 2007 .....................................    $   156,433
Less Current maturities ........................................        (39,063)
                                                                    -----------
    Long-term portion of notes payable .........................    $   117,370
                                                                    ===========

         At June 30, 2006, the Company was in default of the repayment terms on notes aggregating $35,000. This amount is included in the current maturities of notes payable on the accompanying consolidated balance sheet at June 30, 2006.

Capital Leases

         During the six months period ending June 30, 2006 the Company entered into capital equipment leases with a gross value of $116,540. The term of the leases range from 3 years to five year, with the interest rates ranging from 4.99% to 11.44%.

As of June 30, 2006 the capital lease consist of the following:

         Total Capital Leases ............................    $ 113,940
         Less Current capital leases .....................      (36,052)
                                                              ---------
            Long-term portion of capital leases ..........    $  77,888
                                                              =========
         Loan payable Bank

As of June 30, 2006 the loan payable bank consist of the following:

         Total loan payable bank .........................    $ 230,154
         Less Current portion ............................      214,653
                                                             ---------
            Long-term portion of loan payable, bank ......    $  15,501
                                                              =========

         The loan payable bank consists of a line of credit that IRT - IRT has with a balance of $210,000 and a bank loan assumed from DynEco of $20,154 in the recapitalization.

Loan Payable

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

During 2003, the entire $150,000 funding commitment was received. The agreement expires in November 2012. Pursuant to EITF No. 88-18 "Sale of Future Revenues", the Company recorded the funding as a current liability and in connection with APB No. 21 "Interest on Receivables and Payables," accretes interest to the maximum value of $450,000 through the November 2012 expiration date. The accreted balance due as of June 30, 2006 was $226,325 and is included in loans payable in the accompanying balance sheet.

MMA Capital, LLC

         On January 13, 2006, DynEco executed a series of documents with MMA Capital, LLC ("MMA"), under which the Company borrowed $2,000,000 and issued to MMA a Secured Convertible Promissory Note in the principal amount of $2,000,000. We defaulted on the MMA note as of June 30, 2006.

         On August 8, 2006 the Company entered into an agreement with MMA to defer interest payments due each quarter until the end of the term of the loan on January 11, 2007. In exchange for this deferral the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of the Company's common stock. In accordance with EITF 96-19, this transaction was treated a modification of debt since the extra consideration given in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. This means that the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

         Per SFAS 133 and EITF 00-19, the convertible note will be classified as one financial instrument as it is considered conventional convertible debt. In addition, the warrants are classified as a liability due to the liquidated damages provision in the registration rights agreement at their initial fair value of approximately $1,793,382 with a corresponding charge to debt discount. The beneficial conversion value of $206,618 associated with the convertible debt is recorded as a debt discount and additional paid in capital. The debt discount will be amortized over the term of the debt, and amortization was $920,548 for the six months ended June 30, 2006.

         The warrant liability revaluation at June 30, 2006 indicated an increase from the initial recording on January 13, 2006. The estimated fair value of the warrant liability was $2,432,126,using the Black-Scholes model with the following assumptions: common stock price of $1.25, 2.5 years expected term, zero expected dividends, volatility of 271% (based on historical volatility) and a discount rate of 5.07%. Accordingly, the net change in the fair value of the warrant liability during the six months ended June 30, 2006 resulted in warrant valuation expense of $638,744. For the three months ended the net change in the fair values resulted in income of $1,243,447.

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

         Under the Modification and Waiver Agreement, interest on the convertible promissory notes at the rate of 5% per annum will be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 were to commence on June 1, 2006. As of June 30, 2006 the Company is in default with the terms of the Modification and Waiver agreement because the June 1, 2006 payment has not been made. According, the Company has accrued the default interest rate of 10% from the date of default of June 1, 2006.

         In accordance with the terms of the Modification and Waiver Agreement, upon receipt of the funding of $2 million in a January 13, 2006 Financing Transaction, the note holders opted to receive payment, and were paid a total of $232,210, consisting of $154,632 in principal amount of promissory notes and a premium in the amount of $77,578. The premium was recorded as additional expense in the fourth quarter of 2005 by DynEco. The notes are convertible at $0.75 per share, subject to certain adjustments under control of the Company. These include anti-dilution adjustments and an adjustment if the Company issues common stock or the rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         As additional consideration to induce the note holders to enter into the Modification and Waiver Agreement, DynEco issued an aggregate of 200,000 shares of common stock to the two investors under the March 2, 2005 transaction documents. Pursuant to the terms of the Modification and Waiver Agreement (a) those provisions of the transaction documents dated March 2, 2005 providing exceptions to the adjustment provisions of the notes and warrants have been eliminated, (b) the exercise price of the warrants to purchase up to 259,000 shares of common stock issued under the March 2, 2005 transaction documents was changed to $1.00 per share and the warrants are exercisable until 3 years from the filing of the Form 8-K announcing the recapitalization of DynEco and DLG,
(c) the number of shares issuable upon exercise of those warrants to the investors cannot be reduced to less than 300,000 shares, resulting in an issuance of 45,000 additional warrants. Under the Modification and Waiver Agreement, under certain circumstances, the Company may require the investors to exercise the 300,000 warrants. The Company may prepay the note at 150% of the principle due, plus interests and other amounts due, through the redemption date but only if an effective registration statement exists.

         The Company agreed to file an amendment to the existing registration statement covering resale of the shares issuable under the transaction documents dated March 2, 2005. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company will be subject to the payment of liquidated damages to the note holders. This document was filed on April 12, 2006. In addition, the Company agreed to file a new registration statement covering the resale of those shares issuable under the Modification and Waiver Agreement the resale of which are not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or will be subject to the payment of liquidated damages to the note holders. This document was filed on May 12, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required. The document did not become effective in the required 60 days due to an SEC letter comment process. As of this filing the debt holders have not taken any action on this deficiency

         During the first quarter, the Company recorded a non-cash loss of extinguishment of debt for $208,442 for the value of the 200,000 shares of common stock issued (valued at $.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock), additional warrants issued, and to write off deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $232,944 at the modification date.

         At June 30, 2006 in accordance with SFAS 133, the Company revalued the total 304,000 warrants underlying the warrant liability which total value was $372,751 using the following Black-Scholes assumptions: common stock price of $1.25, 2.75 years expected term, zero expected dividends, volatility of 271% (based on historical volatily) and a discount rate of 5.07%. The Company recorded income of $198,044 and an expense of $139,807 for the three and six months ended June 30,2006, respectively.In accordance with SFAS 133, the Company intends to continue to evaluate the nature of the Convertible Notes and Warrants in the future, and record any changes as appropriate.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 7   COMMITMENTS AND CONTINGENCIES

         There are no material commitments or contingencies by the Company or its subsidiaries, for purchasing goods or services that are not reported in the consolidated financial statements, notes, or other disclosures at June 30, 2006.

NOTE 8   STOCKHOLDERS' DEFICIT

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

Common Stock Issued in Acquisitions

         On March 6, 2006, the Company issued 340,000 shares of common stock to Raymon Valdes, as part of the acquisition price of Changes in L'Attitudes, Inc. The shares were valued at a total of $850,680, $2.50 per share, the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition period.

         On March 6, 2006 the Company issued 700,000 shares of Dynamic's common stock to Stephen A. Hicks, as part of the acquisition price of IRT-ITR. The shares were valued at a total of $1,833,300, $2.62 per share, the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition period.

Common Stock Issued in Warrant Exercise

         On March 15, 2006, the Company issued 133,332 shares of common stock for $90,000, on a conversion of common stock warrants at $0.675 per share.

         On April 14, 2006, the Company received $45,000 for 66,600 shares of common stock in a Warrant exercise at $0.675 per share. As June 30, 2006 these shares were in common stock issuable.

Common Stock Issued for Cash

         On April 25, 2006, the Company received $50,000 for 50,000 shares of common stock. In addition the security holder received warrants to purchase an addition 50,000 shares for $1.00 per share. The 50,000 shares are reflected as issuable at June 30, 2006.

         On May 31, 2006, the Company issued 10,000 shares of common stock for $10,000. In addition the security holder received warrants to purchase an addition 10,000 shares for $1.00 per share.

         On June 29, 2006, the Company received $100,000 for 100,000 shares common . As part of the transaction the Company paid a finder fee of $9,800 to a third party, which was charged to additional paid in capital. As of June 30, 2006 the shares were in common stock issuable.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Common Stock Issued in Conversion of Convertible Notes Payable

         For the six months ended June 30, 2006 the Company issued a total of 386,210 shares of common stock on the conversion of six convertible notes payable, totaling $325,000 plus accrued interest, at $.90 per share. Of this amount 91,027 shares were reflected as common stock issuable at June 30,2006.

Common Stock Warrants:

         During the six months ended June 30, 2006, the Company issued 200,000 warrants with a strike price of $1.25 to a financial consultant. The warrants were valued at $185,976 using a Black-Scholes valuation model with the following assumptions: $0.93 stock price, 5 year term, 343% volatility rate, and 4.27% discount rate. The options are being amortized over the life of the agreement. The amortization for the first six months of the year was $42,035.

         In additional a total of 110,000 warrants were issued in common stock for cash transactions listed above.

At June 30, 2006, the Company had immediately exercisable warrants outstanding as follows:

            Common Shares        Exercise Price         Expiration
            Under Warrant          Per Share               Date
            -------------        --------------        --------------
                133,333             $ 5.40             November 2006
                  3,333             $ 5.40             September 2006
                  7,500             $ 4.50             December 2006
                406,171             $ 5.40             June 2007
                 40,000             $ 3.00             September 2008
              2,000,000             $ 1.00             January 2009
                109,000             $ 4.31             March 2010
                 50,000             $ 5.40             March 2010
                100,000             $ 3.00             March 2010
                133,333             $ 0.90             June 2010
                  3,333             $ 3.75             June 2010
                  3,333             $ 7.50             June 2010
                  3,334             $ 11.25            June 2010
                100,000             $ 0.675            July 2010
                444,444             $ 0.675            September 2010
                200,000             $ 0.675            October 2010
                 13,333             $ 0.675            November 2010
                 13,889             $ 0.675            December 2010
                 10,000             $ 0.75             January 2011
                388,889             $ 0.90             January 2011
                 50,000             $ 1.00             January 2011
                200,000             $ 1.25             January 2011
                 60,000             $ 1.00             May 2011
              ---------
              4,473,225
              =========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

A summary of changes in stock warrants during 2006:

                                                            2006
                                                            ----

            Outstanding at beginning of year ........     1,104,989
            Stock Exchange Agreement ................       859,337
            Granted .................................     2,708,897
            Exercised ...............................      (199,998)
            Expired or Cancelled ....................             -
                                                         ----------
            Balance at June 30, 2006 ...............      4,473,225
                                                         ==========

NOTE 9   WARRANT LIABILITY

         The Company recorded a warrant liability related to Convertible Notes Payable in the Modification and Waiver Agreement and the financing with MMA Capital LLC due to the liquidated damages provision in the registration rights agreement (See Note 6).

         The remaining warrant liability will continue to be valued up until expiration date with ranges from March 2009 to January 2011, with any changes in valuation recorded as warrant valuation income or expense.

NOTE 10  DEFERRED REVENUE

         Deferred revenue represents primarily money received from customers as either a deposit or full payment for trips not yet traveled or services earned. The balance at June 30, 2006 was $609,663.

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

         DAT had also provided the Company with short-term loans held unsecured promissory notes in the amounts of $10,000, $30,000, and $25,000 all with a maturity date of February 28, 2006, and bearing an annual interest rate of 10.0%. The loans were repaid during the first quarter of 2006.

         DAT owns 1,906,667 shares of the Company's stock as of June 30, 2006.

         Mr. Eiten was a shareholder and investor but was not employed by the Company at any time through June 30, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Street Venture Partners, LLC

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of June 30, 2006, Street Venture Partners LLC owned 1,066,667 shares of Dynamic's common stock.

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

         At June 30, 2006, Claudale Ltd. owned 693,333 shares of the Company's common stock.

Brian J. Brandano

         At June 30, 2006, Brian J. Brandano owned 333,333 shares of the Company's common stock. Brian J. Brandano was employed by the Company at June 30, 2006, and is the son of Daniel G. Brandano, the Company's CEO and Chairman.

Payable to Stephen A. Hicks

         At June 30, 2006 there is $50,000 payable to Stephen A. Hicks, former 100% shareholder of IRT-ITR, for advances made to IRT-ITR prior to the acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

NOTE 13  BUSINESS ACQUISITIONS AND ACQUISITION LIABILITIES

Casual Car

         On January 3, 2006, Street Venture Partners, LLC (See Note 9), sold the US rights to the Casual Car General Service Agreement ("GSA") to DLG for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of common stock at a fixed price of $.90 per share. The Promissory Note is convertible to Dynamic's common stock at $.90 per share and paying 10% interest annually. The agreement was recorded as an Intangible Asset at a value of $348,413, and a short term deposit of $1,587 and will be amortized over 2.5 years. The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

         The Company plans to continue with the Casual Car GSA, selling direct to the final consumer via the Internet, under the Casual Car rental brand. The Casual Car GSA allows the Company to begin to establish a foundation in certain desired leisure travel markets with multiple product offerings.

Changes in L'Attitudes, Inc.

         On February 8, 2006, the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CLA"), for a purchase price of $2,090,680. CLA is in the travel industry, specializing in providing resort destination travel packages to the Caribbean and Eastern Mexico. Almost all of its business originates through the Internet via its on-line site. CLA is located in Largo, Florida. It has since been incorporated into the corporate office in Tampa, Florida. The purchase price consists of a combination of cash ($640,000), 340,000 shares of Dynamic's common stock, valued at $2.50 per share or the average closing price of Dynamic's common stock 5 days before and after the announcement of the purchase ($850,680), and a one-year secured Convertible Promissory Note in the principal amount of $600,000. The cash portion consists of $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CLA for the years ended December 31, 2004, and December 31, 2005. As of June 30, 2006, the remaining cash portion of the agreement has not been paid. There is no penalty associated with this default status.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at June 30, 2006. Purchase price adjustments following the closing are customary.

                                                       February 8, 2006
                                                       ----------------

            Current assets .......................        $  836,330
            Other assets .........................            53,011
            Intangible assets.....................           590,000
            Goodwill .............................         1,610,336
                                                          ----------
            Total assets .........................         3,089,677
            Current liabilities ..................           998,997
                                                          ----------
            Net assets acquired ..................        $2,090,680
                                                          ==========

         The goodwill of $ 1,610,336 is expected to be deductible over 15 years for tax purposes. The Intangible asset relates to the values of certain web based assets that drive inquires to the Company. With the increased resources of the Company in comparison to CLA the conversion of these inquires to sales will increase over time.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

         The purchase price consists of a combination of cash ($1,500,000), 700,000 shares of Dynamic common stock ($1,833,300), and a one-year secured Convertible Promissory Note in the principal amount of $1,450,000. The cash portion consists of $500,000 delivered at closing, with the balance to be delivered on or before May 5, 2006, following completion of audits of the financial statements of IRT and ITR for the years ended December 31, 2004 and 2005. The Company is currently in discussion with the former owner of IRT - ITR to reduce the cash portion of the payment. The agreed upon amount will be paid when an agreement is reached.

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

         The common stock was valued at $2.62 based on the average closing price of Dynamic's common stock for the five days before and after the acquisition was agreed to an announced, multiplied by the number of shares of common stock issued.

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

The Convertible Note is secured by a lien on assets of IRT and ITR

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at June 30, 2006. Purchase price adjustments following the closing are customary.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                        March 6, 2006
                                                        -------------
            Current assets ........................       $  708,167
            Other assets ..........................           80,236
            Intangible.............................        1,600,000
            Goodwill ..............................        3,505,360
                                                          ----------
            Total assets ..........................        5,893,763
            Current liabilities ...................        1,110,463
                                                          ----------
            Net assets acquired ...................       $4,783,300
                                                          ==========

         The goodwill of $3,482,956 is expected to be deductible over 15 years for tax purposes.

         The intangible represents the value of certain airline contacts that the Company assumed in the purchase of IRT / ITR. These contacts allow the Company to purchase airline ticket on a wholesale basis with in many cases better pricing and will be amortized over a term of 32 months beginning July 1, 2006.

         The results of IRT/ITR operations are included in the consolidated financial statements beginning with the date of acquisition.

         The table below summarizes the unaudited pro forma information of the consolidated results of operations for the six months end June 30, 2006 and 2005 as though the CLA and IRT-ITR business combinations had been completed as of the beginning of the period reported on:

                                      2006            2005
                                      ----            ----
         Revenues                 $ 3,927,581     $ 3,337,425
         Cost of Revenue            2,717,509       2,259,377
         Gross Profit               1,210,072       1,078,048
         Operating  Expenses        2,698,320       1,220,888
         Operating Loss            (1,488,248)       (142,840)
         Other Expenses             3,219,066       3,219,066
         Net Loss                  (4,707,314)     (3,076,226)
         Net Loss per share             $0.54           $0.35

         The main difference in the net loss between 2006 and 2005 is due to Dynamic Leisure being a start up last year with minimal expenses last year. This year expenses were incurred in acquisition related expenditures, set up of a company structure, expenditures related to being a public company and the building of a corporate staff.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

         The Separation Agreement resulted in the the forfeiture of accrued compensation of $283,625 by Dr. Edwards in 2006, and thetransfer to him of $33,418 recorded net value of fixed assets, both of these itemswere written off the balance sheet of DynEco prior to the recapitalization that occurred on January 13,2006.

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

         Daniel G. Brandano - President
         Thomas W. Busch - Vice President and Treasurer
         Robert A.G. LeVine - Secretary

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

NOTE 15 SUBSEQUENT EVENTS

         On July 1, 2006, the Company entered into an agreement Redwood Consultants LLC to provide investor relation services to the Company As part of this agreement the Company issued 400,000 shares of stock, the fair value of $500,000 will be amortized over the one year term of the agreement. The fair value was determined using the market stock price as of the date of the agreement.

         On July 1, 2006, the Company issued 100,000 shares of common stock pursuant to a stock purchase agreement with MMA Capital, LLC. On July 12, 2006, the Company issued 100,000 additional shares of common stock pursuant to a stock purchase agreement with MMA Capital, LLC. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that it was an "accredited investor" as defined in the Act.

         On July 10, 2006, the Company entered into a Subscription Agreement with David O. Jensen to purchase 15,000 shares of the Company's common stock, plus 15,000 warrants to purchase the Company's common stock at $1.00 per share. The Agreement was a private offering of unregistered securities. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that he was an "accredited investor" as defined in the Act.

         On July 11, 2006, the Company entered into an agreement with The Research Works, LLC to provide equity research about the Company. As part of the agreement the Company agreed to issue 80,000 shares of stock, the fair value of $128,000 will be amortized over the term of the agreement from July 11, 2006 to August 1, 2007. The fair value was determined using the market stock price as of the date of the agreement.

         On July 28, 2006, the Company issued 250,000 shares of common stock pursuant to a stock purchase agreement with Miller Investments, LLC. In connection with the Stock Purchase Agreement, on July 28, 2006 the Company also issued to the Purchaser warrants to purchase Two Hundred Fifty Thousand (250,000) shares of common stock of the Company at an exercise price of One Dollar ($1.00) per share, subject to potential adjustment(s) in the exercise price as set forth in the Warrant to Purchase Shares of Common Stock. The warrants are exercisable for a period of five (5) years from the date of issuance. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that it was an "accredited investor" as defined in the Act.

         On August 8, 2006 the Company entered into an agreement with MMA to defer interest payments due each quarter until the end of the term of the loan on January 11, 2007. In exchange for this deferral the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of the Company's stock. In accordance with EITF 96-19, this transaction was treated a modification of debt since the extra consideration give in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. This means that the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing new technology devices, including technological advancements and innovations; consumer receptivity, preferences and availability and affordability; whether a third-party can successfully develop, manufacture and market products that incorporate our technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors." Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

         Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

         The following analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report, in the Company's 10-KSB/A annual report, and Form 8-K's, which include the latest financials statements of Dynamic Leisure Group, Inc., Changes in L'Attitudes, Inc., Island Resort Tours,Inc, and International Travel and Resorts, Inc, combined financial statements,

         All share and per share data and information included in this report has been restated to consider the effect of a 1 for 30 reverse stock split that occurred on the close of business March 3, 2006.

GENERAL

         Dynamic Leisure Group (DLG) was formed in Tampa, Florida in May 2005, with the intention of entering the wholesale leisure travel industry. Our primary strategy was to align ourselves with established businesses in key leisure travel destinations through acquisition, mergers, or strategic alliances, then grow revenues through improved service and product offerings selling directly to consumers, primarily over the Internet, and also through the travel agencies and other third parties.

         Since January 2006, the Company has proceeded to follow a plan of strategic acquisitions to obtain supplier contracts or revenue streams primarily in the travel industry. The Stock Exchange Agreement between DynEco and DLG on January 13, 2006 included the patent rights to UniVane Technology. The UniVane technology may have a number of future applications in various markets and potential commercialization, including in combinations with fuel cells, and aquaculture. DynEco had previously agreed to license the technology to Parker Hannifin, in order to minimize certain development costs and potentially increase time and uses to market. On February 8, 2006, the Company acquired Changes in L'Attitudes, Inc. (CLA) a Largo, Florida online leisure travel company. On March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc (collectively "IRT-ITR"), two New York based wholesale tour operators. CLA, and IRT-ITR, are primarily focused on leisure travel in the Caribbean and Mexico.

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

         Our executive offices are currently located at 5680A Cypress Street Tampa, Florida 33607, and our telephone number there is (813) 877-6300.

CRITICAL ACCOUNTING ESTIMATES

Stock Based Compensation Plans

         The Company has one active stock-based compensation plan. The board of directors administers this plan and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. This plan has an aggregate of 11,055 shares of common stock reserved for future issuance. Total options outstanding were 104,539 at June 30, 2006. No options were granted during the six months ended June 30, 2006.

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

         The valuation of the warrant liability is based on a Black Scholes model and will vary, potentially significantly, based on factors such as the remaining time left to exercise the warrants, recent volatility (change) in the price of Dynamic's common stock, and the market price of our common stock. Changes in the valuation of the warrant liability are recorded as other income or expense in the period of the change.

         The value of the warrant liability was $2,804,877 at June 30, 2006 for both the MMA and DynEco March 2005 financing. The MMA was valued at $2,432,126 using the following assumptions: $1.25 Stock Price, $1.00 exercise price, 2.5 year term, 271% volatility, 5.07% discount rate. The DynEco March 2005 warrants were valued at $372,751 using the following assumptions: $1.25 Stock Price, $1.00 exercise price. 2.75 expected term, 271% volatility, 5.07% discount rate. During the three months ended June 30, 2006 there was warrant valuation income of $1,441,491. For the six months ended June, the warrant valuation was an expense of $778,551.

RESULTS OF OPERATIONS

         Because DLG was founded in May 2005, there exists limited operating and no comparable financial results in prior years for the three months ended March 31, 2005. The comparable 2005 results begin at our inception date of May 16,2005 The operating results of Dynamic are included beginning January 13, 2006, CLA are included beginning February 8, 2006 and IRT-ITR beginning March 6, 2006, the respective dates of acquisition occurring during the six-month period ended June 30, 2006. Revenues for the near term will depend upon our ability to continue existing revenue streams from leisure travel businesses and execute our plans for additional revenue growth.

         Our revenues for 2006 were derived from the acquisitions of Changes in L'Attitudes, Inc. and IRT-ITR as we begin to expand in the leisure travel market. Operating expenses for the three months and six months ended June 30, 2006 are a combination of the operating expenses included in the acquisitions and the concurrent establishment of administrative technology, and operations functions to support the planned growth of the business.

         A net loss of $4,693,304 was reported for the period, primarily as a result of significant expenses recognized for the recording of warrant valuation expense and related liability for detachable warrants issued with convertible notes payable, interest expense from amortization of discounts on convertible promissory notes and charges incurred for the extinguishment of debt for part of the outstanding balance of a convertible note payable from investors in the Company.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE PERIOD FROM INCEPTION (MAY 16,
2005) TO JUNE 30,2005.

         With an inception date of May 16, 2005, Dynamic Leisure Group, Inc was in a developmental state during the second quarter of last year and as such did not generate any revenue. Of the $49,825 in general and administrative expenses incurred during the second quarter last year the vast majority were salaries of $33,500 and professional fees of $15,750, which mostly related to capital rising efforts.

         During the first quarter of 2006,the Company moved from the developmental stage by to the operational stage by acquiring Changes in L'Attitudes, Inc (CIL). on February 8, 2006 and IRT-ITR on March 6, 2006. The operating results for our three months ended June 30, 2006 include activity from these acquisitions for the whole quarter. We had $1,904,547 in revenues, and gross profit of $564,299 for the three months ended June 30,2006. Our revenue is derived primarily from the value of travel packages paid for and traveled during the period, the sale of certain airline tickets when issued, and certain fees or commissions considered earned by the customer during the period.

         Operating expenses were $1,534,873 for the second quarter of 2006 compared to $831,028 in the first quarter of 2006 as the Company builds its infrastructure to support a larger multi-location organization and due to the CIL and IRT -ITR expenses being included for the whole quarter. Corporate expenses were $389,822 higher in the second quarter of 2006 due to $80,161 professional fees, $81,027 of salaries , $73,272 of amortization , $36,685 of recruiting expenses and $24,875 of travel. As we increase the volume of our business and relationships with suppliers, and sell more products directly to the traveling customer over the Internet, we anticipate operating expenses as a percentage of revenue to decrease.

         Interest expense for the three months ended June 30, 2006 was $1,002,449. This amount was lower than the first quarter of 2006 by $179,797 due the conversion of several notes payable to stock during the year which reduce the debt discount amortization and by the write down on the debt discount of the March 2005 in the first quarter of 2006 from the Modification and Waiver agreement.

         The Warrant valuation for the second quarter of 2006 was income of $1,441,491 from the reduction of the Company stock price from $1.85 to $1.25 and a reduction is the volatility from 335% to 271%. The valuation of the warrant liability is a non-cash income or expense to the Company.

         Mainly due to the change from expense of the warrant liability from a $2,220,042 in the first quarter of 2006 to an income of $1,441,491 the Company's net loss reduced to $532,995.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO. THE PERIOD FROM INCEPTION (MAY 16,
2005) TO JUNE 30,2005.

         With an inception date of May 16, 2005, Dynamic Leisure Group, Inc was in a developmental stage during the second quarter of last year and as such did not generate any revenue. Of the $49,825 in expenses incurred during the second quarter last year the vast majority were salaries of $33,500 and professional fees of $15,750, which mostly related to capital rising efforts.

         During the first quarter the Company moved from the developmental stage to the operational stage by acquiring Changes in L'Attitudes, Inc. on February 8, 2006 and IRT-ITR on March 6, 2006. The operating results for our six months ended June 30, 2006 include activity from the date of these acquisitions to June 30, 2006.

         We had $2,997,045 in revenues, and gross profit of $839,473 in the first six months of 2006. Our revenue is derived primarily from the value of travel packages paid for and traveled during the period, the sale of certain airline tickets when issued, and certain fees or commissions considered earned by the customer during the period.

         Operating expenses were $2,365,901 for the first six months of 2006, as the Company builds its infrastructure to support a larger multi-location organization. As we increase the volume of our business and relationships with suppliers, and sell more products directly to the traveling customer over the Internet, we anticipate operating expenses as a percentage of revenue to decrease.

         Interest expense for the first six months of 2006 was $2,184,895. Interest expense through June 30, 2006 included $1,694,036 of amortization of debt discount on notes payable and discounts of notes payable. The holders of the outstanding convertible notes have the option to receive the interest payments in either cash or common stock. While we expect the interest to be paid with our common stock, there is no guarantee that will occur.

         For the six months ended June 30, 2006, we incurred a $208,452 loss on extinguishment of debt, and $778,551 of warrant valuation expense related to the issuance of new warrants as part of a financing transaction in the six months ended June 30, 2006 and the revaluation of warrants previously issued. The amounts recorded for loss on extinguishment of debt, and warrant valuation expense were non-cash transactions, which did not affect our use of cash resources, but created significant increases in other expenses during the period. Therefore, our net loss was $4,693,304 for the first six months of 2006.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2006, the Company came to own proprietary software technology, proprietary engineering technology, and operations in the wholesale leisure travel market. Our financial condition relies on continuing equity investment until the Company is able profitably to grow our wholesale leisure travel business. During the first six months of 2006 travel revenue and income from operations was not enough to offset financing expenses related to the Stock Exchange Agreement, subsequent financing expenses related to an investment by MMA Capital, acquisition costs for CLA and IRT-ITR, and professional fees.

         During the first six months of the year, the Company's main sources of liquidity were from the issuance of convertible notes payable and common stock issuances. The Company issued three convertible notes for total proceeds of $2,060,000 with the MMA note of $2,000,000 on January 13, 2006 representing the vast majority. The common stock proceeds for the six months ended June 30, 2006 were $285,739. The main uses of these proceeds was to fund the cash operating deficit of $1,728,782, repayment of debt of $344,632, debt issue costs of $176,322, investing activities of 65,762 and a increase in the level of cash of $37,740.

         For the six months ended June 30, 2006, we had a net loss of $4,693,304. The loss was primarily the result of other expense of $3,166,876 for the six months ended June 30, 2006. The other income/loss consisted of interest expense $2,184,895, loss on extinguishment of debt $208,452, other expense of $8,020 and $778,551 in warrant valuation expense. While the warrant valuation expense was charged to expense it did not result in cash outlays as of June 30, 2006. In addition, amortization of debt discount for the six months ended June 30, 2006 was $1,694,036 which is also a non-cash charge.

         As of June 30, 2006, our primary source of liquidity was $139,776 of cash and $266,275 of accounts receivable. There is a working capital deficit of $8,711,794 at June 30, 2006, primarily due to a warrant liability of $2,804,877, acquisitions payable of $1,440,000, convertible notes payable, net of discount of $2,087,008, and convertible notes payable - related party of $750,000. The convertible notes payable and convertible notes payable - related parties, consists of promissory notes convertible to Dynamic's common stock. While we expect these notes to be converted into Dynamic's common stock, reducing the amount of cash payments for the liabilities, we have no guarantee that this will occur. We had total assets of $9,541,955 of which long-term assets of $7,779,875 consisted of goodwill of $5,115,696 intangible assets of $2,472,446, other assets of $96,651, debt issue cost of $95,082 and $851,455 of property and equipment. Of our total liabilities of $9,833,178, long term liabilities total $210,759 including $117,370 of notes payable, $15,501 of loans payable and $77,888 of long term capital lease. Total shareholders' deficit was $291,223. At June 30, 2006, we had an accumulated deficit of $5,178,618.

         We were in default on $2,155,158 in notes payable at June 30, 2006. On August 16, 2006 we entered in to a Modification of the MMA note, which deferred the interest payments until January 13, 2007. In return for this deferral, MMA was granted 100,000 shares of Company stock and the interest rate was increased retroactively from 8% to 10%. The Company is accruing the default interest rate of 10% on the remaining $155,158 from the March 2005 DynEco financing.

         We are also in default of the repayment terms on unsecured notes payable aggregating $35,000 at June 30, 2005 and 2006, initially issued by DynEco. No extension has been granted by the debt holders. We had anticipated settling the balance owing on these notes payable through issuance of common stock in 2005 however as of June 30, 2006 this had not yet occurred nor is there any assurance that this will take place.

         Four convertible note totaling $140,000 were due on June 30, 2006 and were not paid on that date. Subsequent to June 30, 2006 one holder has converted and the other three are in discussion to convert to stock. There were repayments during the first quarter of $204,632 of convertible promissory notes and $140,000 of non-convertible promissory notes. In addition, there were conversions to common stock of promissory notes of $325,000 during the first six months of 2006.(See financial statement note 8).

         We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CLA, and IRT-ITR. We have relied upon equity financing in order to fund operations. During the six months ended June 30, 2006, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds may create a situation where we are likely to require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of June 30, 2006, and the date of this filing, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of CLA and IRT-ITR, we issued an additional 1,040,000 shares of Dynamic common stock, agreed to pay $1,440,000 in additional cash, and $2,050,000 of secured Convertible Notes payable. While we anticipate all of the Convertible Notes Payable to convert to shares of Dynamic's common stock, should this occur and reduce our potential cash payment for the notes, we would issue additional shares of stock that would further dilute our existing shareholders holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of Dynamic's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities further in the leisure travel market, which should help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near term cash flow from operations. We are still unable to quantify the amount of revenue anticipated from commercializing UniVane products through Parker Hannifin however, we do not believe that it will be material to meeting our cash requirements going forward. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development, deployment of software technology and integration of acquisitions in the near future. There can be no assurance, however, that we will be able to generate sufficient cash from operations, if any, in future periods to satisfy our capital requirements, or anticipated additional acquisitions. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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

         On May 15, 2006, the Company entered into a five-year lease of the premises located at 5680A W. Cypress Street, Tampa, Florida 33607. The Company moved into these offices on July 1, 2006. This lease is not reasonably likely to have a material effect on the Company's current and future financial condition.

         As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SEASONALITY AND INFLATION

         Our leisure travel business is currently concentrated in the Caribbean islands and certain destinations in primarily eastern Mexico, while are customers are primarily from the United States . The leisure travel in this market typically is greater in the first four or five months of the calendar year, as people travel to warmer and resort destinations, The summer and early fall months between June and November may be negatively affected by the weather, such as in 2005 when a record 28 named tropical storms developed in the area, including 7 storms classified as either category 4 or 5. During 2006, tropical storm activity has been at a slower pace than 2005. Travel in the Caribbean and Mexico involves traveling to different countries which can have significantly different rates of inflation or currency valuation compared to the US dollar, with certain destinations considered to be more luxury oriented and relatively more expensive, and others more price or value oriented. A reduction in disposable income for inflation, has recently meant a reduction of the overall spending on a leisure travel, which could affect our revenue or gross margin. The Company is working to establish more travel destinations to lessen the effect on whether and seasonality for 2007.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 3, 2006, DLG issued a Convertible Promissory Note to Street Venture Partners, LLC in the amount of $350,000, with interest at the rate of ten percent (10%) per annum, due and payable on January 3, 2007 but convertible into shares of the Company's common stock at the rate of ninety cents ($0.90) per share. In addition, the security holder was issued 388,500 warrants to purchase shares of the Company's common stock at an exercise price of ninety cents ($0.90) per share. Should the security holder decide to convert the note on the maturity date and exercise its warrants, the Company would issue a total of 427,350 shares of common stock to the security holder. The Company has reasonable grounds to believe that the security holder was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, the investor was also "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued to the investor included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of
Section 4(2) of the Securities Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On January 13, 2006, DynEco entered into a Stock Exchange Agreement (the "reverse merger") with all of the shareholders of Dynamic Leisure Group, Inc., a Florida corporation (now known as Dynamic Leisure Group North America, Inc.). As part of the reverse merger transaction, and to cure a default with two of the selling security holders, the Company entered into Restructured Financing, (See financial statements note 6), under which 100,000 (post-reverse split) shares of common stock were issued to Alpha Capital Aktiengesellschaft and another 100,000 (post-reverse split) shares of common stock were issued to JM Investors, LLC. Under the terms of the Restructured Financing, the Company is required to register shares sufficient to cover one hundred fifty percent (150%) of the common stock issued. In addition, under the terms of the anti-dilution terms of the Restructured Financing, Alpha Capital Aktiengesellschaft has been granted an additional 29,800 warrants, and JM Investors, LLC has been granted an additional 15,700 warrants, both covered by the registration statement.

         Also as part of the reverse merger transaction, the Company entered into a new financing, (See Financial Statements Note 6), including issuance of a Secured Convertible Promissory Note to MMA Capital LLC, a Delaware limited liability company, in the amount of $2,000,000, with simple interest at the rate of eight percent (8%) per annum, convertible into shares of common stock at a conversion price of one dollar ($1.00) per share. In addition, the Company issued warrants to MMA Capital, LLC to purchase 2,000,000 shares of common stock at an exercise price of one dollar ($1.00) per share.

         In connection with the Stock Exchange Agreement of January 13, 2006, on March 6, 2006 the Company issued the former shareholders of Dynamic Leisure Group, Inc. an aggregate of 6,566,667 shares of Dynamic's common stock.

         On January 16, 2006, the Company entered into a Consulting Agreement with MBN Consulting, LLC, under which the security holder was granted 200,000 warrants to purchase shares of the Company's common stock at an exercise price of one dollar twenty-five cents ($1.25) per share. The Company had reasonable grounds to believe that the security holder was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, the investor was also "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued to the investor included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On January 25, 2006, the Company issued a Convertible Promissory Note in the amount of $50,000 to Peter H. Clark in exchange for financing. On March 9, 2006, the security holder converted the note, and the Company has issued 55,500 shares to the security holder. In addition, the security holder was issued 50,000 warrants to purchase common stock of the Company at an exercise price of one dollar ($1.00) per share. The Company had reasonable grounds to believe that the security holder was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act. The investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, the investor was also "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued to the investor included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

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

         On April 25, 2006, the Company entered into a Subscription Agreement with David Halperin, under which the Company issued 50,000 shares of common stock to the security holder. In addition, the security holder was issued 50,000 warrants to purchase the common stock of the Company at an exercise price of one dollar ($1.00) per share. The investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.

         On May 31, 2006, the Company entered into a Subscription Agreement with Peter L. Johnson, under which the Company issued 10,000 shares of common stock to the security holder. In addition, the security holder enjoys 10,000 warrants to purchase the common stock of the Company at an exercise price of one dollar ($1.00) per share. The investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.

         On June 29, 2006, the Company entered into a Common Stock Purchase Agreement with MMA Capital, LLC, a Delaware Limited Liability Company, under which MMA agreed to purchase, and the Company agreed to sell and issue to the Purchaser, One Hundred Thousand (100,000) shares of the Company's common stock, at a purchase price of One Hundred Thousand Dollars ($100,000.00), a rate of $1.00 per share for the common stock. On July 10, 2006, the Company entered into a second Common Stock Purchase Agreement with MMA, under which MMA agreed to purchase, and the Company agreed to sell and issue to the Purchaser, Four Hundred Thousand (400,000) shares of the Company's common stock, at a purchase price of Four Hundred Thousand Dollars ($400,000.00), a rate of $1.00 per share for the common stock. The Agreements were private offerings of unregistered securities and did not involve the issuance of any debt or promissory note, convertible or otherwise, nor any warrants to purchase stock of the Company.

         On July 1, 2006, the Company issued 400,000 shares of common stock pursuant to a consulting agreement with Redwood Consultants, LLC. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that he was an "accredited investor" as defined in the Act.

         On July 1, 2006, the Company issued 100,000 shares of common stock pursuant to a stock purchase agreement with MMA Capital, LLC. On July 12, 2006, the Company issued 100,000 additional shares of common stock pursuant to a stock purchase agreement with MMA Capital, LLC. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that it was an "accredited investor" as defined in the Act.

         On July 10, 2006, the Company entered into a Subscription Agreement with David O. Jensen to purchase 15,000 shares of the Company's common stock, plus 15,000 warrants to purchase the Company's common stock at $1.00 per share. The Agreement was a private offering of unregistered securities. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that he was an "accredited investor" as defined in the Act.

         On July 11, 2006, the Company issued 80,000 shares of common stock for services through August 2007 to The Research Works, LLC. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that it was an "accredited investor" as defined in the Act.

         On July 28, 2006, the Company issued 250,000 shares of common stock pursuant to a stock purchase agreement with Miller Investments, LLC. In connection with the Stock Purchase Agreement, on July 28, 2006 the Company also issued to the Purchaser warrants to purchase Two Hundred Fifty Thousand (250,000) shares of common stock of the Company at an exercise price of One Dollar ($1.00) per share, subject to potential adjustment(s) in the exercise price as set forth in the Warrant to Purchase Shares of Common Stock. The warrants are exercisable for a period of five (5) years from the date of issuance. The shares were issued in reliance on the exemption from registration provided by section 4(2) of the Act, on the basis that their issuance did not involve a public offering, that no underwriting fees or commissions were paid by us in connection with such sale, and that the Purchaser represented to us that it was an "accredited investor" as defined in the Act.

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


Dated:   August 21, 2006                DYNAMIC LEISURE CORPORATION


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