Form 10KSB/A
period 2005-12-31
DYNAMIC LEISURE CORP
filed 2006-09-05
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                            5680A West Cypress Street
                              Tampa, Florida 33607
                     --------------------------------------
                    (Address of principal executive offices)

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

     9,331,016 shares of Common Stock, $.01 par value (as of March 24, 2006).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                           DYNAMIC LEISURE CORPORATION
                            F/K/A DYNECO CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Forward Looking Statements .................................................   1

PART I

     Item 1.  Description of Business ......................................   1

     Item 2.  Description of Property ......................................   7

     Item 3.  Legal Proceedings ............................................   8

     Item 4.  Submission of Matters to a Vote of Security Holders ..........   8

PART II

     Item 5.  Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities .....   8

     Item 6.  Management's Discussion and Analysis or Plan of Operation ....  12

     Item 7.  Financial Statements .........................................  21

     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  21

              Item 8A. Controls and Procedures .............................  21

              Item 8B. Other Information ...................................  22

PART III

     Item 9.  Directors and Executive Officers of the Registrant ...........  22

     Item 10. Executive Compensation .......................................  26

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...................  29

     Item 12. Certain Relationships and Related Transactions ...............  31

PART IV

     Item 13. Exhibits, List and Reports ...................................  32

     Item 14. Principal Accountant Fees and Services .......................  34

SIGNATURES .................................................................  35

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

         Subsequent to the issuance of the Company's December 31,2005 consolidated financial statements, management became aware that a default premium paid in 2006 in connection with the Modification and Waiver agreement should have been accrued by DynEco at December 31, 2005. Please see Note 14 of the Financial Statement for further information. The recent sales of unregistered securities has not been updated, please see later SEC filing for this information.

         As of December 31, 2005, our corporate offices were located at 564 International Place, Rockledge, Florida 32955, and our telephone number there was (321) 639-0333.

         SUBSEQUENT EVENT: Currently, our corporate offices are located at 5680A West Cypress Street, Tampa, Florida 33607, and our telephone number there is
(813) 877-6300.

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

         Our net loss for 2005 increased $169,250 to $603,773 from $434,523.
Interest expense increased to $276,619 for 2005 from $35,427 for 2004, primarily because of the amortization of the debt discount on the convertible debentures and from the accrual of a default premium of $77,578 on the convertible debentures. The valuation of certain features of the warrants issued on March 2, 2005 resulted in a non-cash income of $86,408 for 2005.

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

         As of December 31, 2005, we had an overdrawn cash position of $232, which is reflected as a current liability in the financial statements and no accounts receivable. The working capital deficit was $1,111,143. We had total assets of $62,373, all long-term, consisting of $33,418 of net property and equipment and $28,955, primarily net debt issue costs. Our current liabilities totaling $1,111,143included $62,921 of accounts payable, $363,584 of accrued liabilities, $213,640 loans payable $37,216 of current maturities of long-term debt, a warrant liability of $240,592, a default premium of 77,578 and $115,380 of convertible promissory notes. Total shareholders' deficit was $1,183,489. At December 31, 2005, we had an accumulated deficit of $8,738,601.

         As of December 31,2005, we were in default of the $300,000 financing obtained in March 2005 and therefore accrued $77,578 of default premium. On January 13, 2006 as part of the Modification and Waiver agreement we cleared this default. We were also in default of the repayment terms on notes payable aggregating $35,000 at December 31, 2004, and no extension has been granted by the debt holders. The notes were issued to David O'Brien and Edward Werner, neither of whom is affiliated with us. The proceeds of the loans were used for general working capital purposes. Currently, there have been no actions taken by the debt holders to foreclose since the notes payable were unsecured.

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

         Subsequent to year end, on January 13, 2006, we received $2,000,000 of financing by the issuance of a convertible secured promissory note, convertible at $1.00 per share and a warrant to purchase up to 2,000,000 million shares of the Company's common stock at $1.00 per share. The proceeds from the financing will be used for initial cash payments towards acquisitions of companies in the leisure travel market, partial repayment of a convertible promissory note outstanding including the default premium and certain other outstanding obligations of the Company, infrastructure including computer hardware and software, and general working capital. We will continue to require external financing which will likely create additional dilution to our existing shareholders.

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

         Thomas Busch, Director, Vice President and Chief Financial Officer, has served a President and Chief Financial Officer of Dynamic Leisure Group since May 2005. From April 2001 to April 2005, Mr. Busch was an independent Financial Consultant. From September 2000 to May 2001, Mr. Busch served as the Chief Financial Officer for Affinity International Travel Systems, Inc. based in St. Petersburg, Florida. As of June 5, 2006, Mr. Busch resigned permanent employment from the Company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2005:

                                     NUMBER OF SECURITIES       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE
                                      TO BE ISSUED UPON                                 ISSUANCE UNDER EQUITY
                                         EXERCISE OF           EXERCISE PRICE OF          COMPENSATION PLAN
                                     OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN A)
----------------------------------   --------------------     --------------------     ----------------------
Equity Compensation Plans Approved
by Security Holders:

2001 Equity Incentive Plan .......           22,278                 $3.00                       11,055

1993 Corporate Stock Option Plan .           21,667                 $3.05                            0

1993 Advisors Stock Option Plan ..            6,667                 $3.60                            0

Equity Compensation Plans Not
Approved by Security Holders:

Options ..........................           73,928                 $8.75                            0

Warrants .........................           99,104                 $5.40                            0

Total ............................          223,644                 $5.99                       11,055


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tampa, Florida on the 5th day of September 2006.


DYNAMIC LEISURE CORPORATION


By: /s/ Daniel G. Brandano
    ---------------------
    Daniel G. Brandano
    Chairman, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                           DATE


/s/ Daniel G. Brandano         Director, President, CEO        September 5, 2006

/s/ Robert A.G. LeVine         Director, Secretary             September 5, 2006

/s/ Leonard Sculler            Director                        September 5, 2006

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

As more fully described in Note 14, subsequent to the issuance of the Company's December 31, 2005 financial statements included in the Company's 2005 Form 10-KSB and the SB-2, as amended, of Dynamic Leisure Corporation and our report thereon dated March 20, 2006, we became aware that a premium penalty payment that is due under the convertible prommisory notes, in the event of default, should have been accrued as of December 31, 2005. In our related report we expressed an unqualified opinion with an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. Our opinion on the revised financials, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss in 2005 of $603,773, net cash used in operations in 2005 of $355,352, and working capital deficit of $1,111,143 accumulated deficit of $8,738,601 and stockholders' deficiency of $1,183,489 at December 31, 2005 and default on $35,000 of notes payable as well as default on $309,789 of convertible promissory notes raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 20, 2006 (except for Note 14, as to which the date is July 14, 2006)

                                 DYNECO CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                 As of December 31, 2005 and 2004
                                              ASSETS
                                                                             2005          2004
                                                                         -----------   -----------
                                                                          (RESTATED,
                                                                         SEE NOTE 14)
Current Assets
  Cash ................................................................  $         -   $    16,889
  Accounts receivable .................................................            -         6,875
  Other current assets ................................................            -         5,143
                                                                         -----------   -----------
    Total Current Assets ..............................................            -        28,907

Property and equipment, net ...........................................       33,418        59,448
                                                                         -----------   -----------

Other Assets
  Deposits ............................................................          521           566
  Debt issue costs, net ...............................................       28,434             -
                                                                         -----------   -----------
    Total Other Assets ................................................       28,955           566

    Total Assets ......................................................  $    62,373   $    88,921
                                                                         ===========   ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of discount .......................  $   115,380   $         -
  Bank overdraft liability ............................................          232             -
  Accounts payable ....................................................       62,921       126,240
  Accrued compensation ................................................      283,625       280,708
  Accrued interest ....................................................       59,930        24,850
  Accrued default premium .............................................       77,578             -
  Other accrued liabilities ...........................................       20,029         5,859
  Loan payable ........................................................      208,987       190,935
  Loan payable - Bank .................................................        4,653        37,102
  Current maturity of notes payable - Shareholders ....................       37,216         1,538
  Warrant liability ...................................................      240,592             -
                                                                         -----------   -----------

    Total Current Liabilities .........................................    1,111,143       667,232

Long Term Liabilities
  Loans payable - Bank, net of current portion ........................       15,501       120,549
  Notes payable - Shareholders, net of current portion ................      119,218        20,336
                                                                         -----------   -----------

    Total Long Term Liabilities .......................................      134,719       140,885

    Total Liabilities .................................................  $ 1,245,862   $   808,117
                                                                         -----------   -----------

Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $0.01 par value, 19,650,000 shares authorized,
    none issued and outstanding .......................................  $         -   $         -
  Preferred stock series A, $0.01 par value, 350,000 shares authorized,
    none issued and outstanding .......................................            -             -
  Common stock, $0.01 par value, 300,000,000 shares authorized,
    1,157,951 shares and 1,103,766 issued and outstanding
    as of 12/31/2005 and 12/31/2004, respectively .....................       11,580        11,038
  Common stock issuable, at par value (40,000 shares) .................            -            67
  Additional paid-in capital ..........................................    7,543,532     7,404,527
  Accumulated deficit .................................................   (8,738,601)   (8,134,828)
                                                                         -----------   -----------

    Total Stockholders' Deficit .......................................   (1,183,489)     (719,196)
                                                                         -----------   -----------

    Total Liabilities and Stockholders' Deficit .......................  $    62,373   $    88,921
                                                                         ===========   ===========

                        See accompanying notes to the financial statements

                                                A-5

                        DYNECO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                      (RESTATED,
                                                     SEE NOTE 14)

Revenues - Consulting ............................    $        -    $   275,000
  Compressor prototypes ..........................             -         11,900
                                                     -----------    -----------
    Total Revenues ...............................             -        286,900

Cost of revenues .................................             -         16,096
                                                     -----------    -----------

  Gross Profit ...................................             -        270,804

Operating Expenses
  Compensation ...................................       141,603        168,541
  General and administrative .....................       354,139        357,069
  Impairment loss ................................             -        144,603
  Bad debt expense ...............................         1,956              -
                                                     -----------    -----------

    Total Operating Expenses .....................       497,698        670,213
                                                     -----------    -----------

    Loss from Operations .........................      (497,698)      (399,409)

Other Income (Expense)
  Interest income ................................         1,257            313
  Other income ...................................        82,879              -
  Interest expense ...............................      (276,619)       (35,427)
  Warrant valuation income .......................        86,408              -
                                                     -----------    -----------

    Total Other Expense, net .....................      (106,075)       (35,114)
                                                     -----------    -----------

    Net Loss .....................................   $  (603,773)   $  (434,523)
                                                     ===========    ===========

Net Loss Per Share - Basic and Diluted ...........   $     (0.54)   $     (0.39)
                                                     ===========    ===========

Weighted average number of shares outstanding
  during the period - basic and diluted ..........     1,125,327      1,102,332
                                                     ===========    ===========

               See accompanying notes to the financial statements

                                          DYNECO CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   For the Years Ended December 31, 2005 and 2004

                                                                             Additional                    Total
                                                            Common Stock      Paid In     Accumulated   Stockholders'
                                       Common Stock           Issuable        Capital       Deficit        Equity
                                   ---------------------   --------------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003 ....   1,097,099   $ 10,971   $ 3,333   $ 33   $ 7,349,628   $(7,700,305)  $  (339,673)
Exchange of issuable Common stock
  For Common Stock Option .......           -          -    (3,333)   (33)           33             -             -
Common stock issued for services        6,667         67         -      -        23,933             -        24,000
Common stock warrants granted for
services ........................           -          -         -      -        11,000             -        11,000
Common stock issuable for cash ..           -          -     6,667     67        19,933             -        20,000
Net Loss for 2004 ...............           -          -         -      -             -      (434,523)     (434,523)
                                   ----------   --------   -------   ----   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2004 ....   1,103,766     11,038     6,667     67     7,404,527    (8,134,828)     (719,196)

Common stock issued from 2004 ...       6,667         67    (6,667)   (67)            -             -             -
Common stock issued for cash ....      48,333        483         -      -        84,517             -        85,000
Option Grant ....................           -          -         -      -        56,925             -        56,925
Common stock surrendered for Note        (815)        (8)        -      -        (2,437)            -        (2,445)
Net Loss for 2005
 (Restated, see Note 14) ........           -          -         -      -             -      (603,773)     (603,773)
                                   ----------   --------   -------   ----   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2005
  (Restated see Note 14) ........   1,157,951   $ 11,580   $     -   $  -   $ 7,543,532   $(8,738,601)  $(1,183,489)
                                   ==========   ========   =======   ====   ===========   ===========   ===========

                                 See accompanying notes to the financial statements

                                                         A-7

                                 DYNECO CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended December 31, 2005 and 2004
                                                                           YEARS ENDED DECEMBER 31,
                                                                              2005          2004
                                                                           ---------     ---------
                                                                           (RESTATED,
                                                                          SEE NOTE 14)

Cash Flows from Operating Activities:
  Net loss ............................................................    $(603,773)    $(434,523)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...................................       27,041        28,757
      Amortization of debt issue costs ................................       20,291             -
      Amortization of debt discount ...................................      132,591             -
      Interest accretion on loan payable ..............................       21,936        19,633
      Impairment loss .................................................            -       144,603
      Bad debt expense ................................................        1,956             -
      Write off of deposit ............................................           46             -
      Common stock issued for services ................................            -        24,000
      Warrants issued for services     ................................            -        11,000
      Stock option grant for consultants ..............................       56,925             -
      Write off of accounts payable ...................................      (82,879)            -
      Warrant valuation expense .......................................      (86,408)            -
    (Increase) decrease in current assets:
      Accounts receivable .............................................        6,875        18,125
      Other current assets ............................................          742         1,940
      Other  assets ...................................................            -          (521)
    Increase (decrease) in current liabilities:
      Accounts payable ................................................       19,560         9,250
      Accrued expenses ................................................            -        (4,223)
      Accrued salaries ................................................        2,917             -
      Accrued Interest Payable ........................................       35,080             -
      Accrued default premium .........................................       77,578             -
      Other accrued liabilities .......................................       14,170         5,859
                                                                           ---------     ---------

      Net Cash Used In Operating Activities ...........................     (355,352)     (176,100)
                                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ...............................       (1,011)       (8,491)
  Disbursements relating to patent rights .............................            -        (1,049)
                                                                           ---------     ---------

      Net Cash Used In Investing Activities ...........................       (1,011)       (9,540)
                                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments .....................................................       (1,217)       (2,309)
  Loan repayments .....................................................       (4,066)      (14,603)
  Increase in loans payable ...........................................            -             -
  Proceeds from convertible promissory notes ..........................      300,000             -
  Repayment of convertible promissory notes ...........................      (17,211)            -
  Repayment of capital lease obligation ...............................       (1,538)            -
  Debt issue costs ....................................................      (21,726)            -
  Proceeds from common stock ..........................................       85,000        20,000
  Cash overdraft ......................................................          232             -
                                                                           ---------     ---------

      Net Cash Provided By  Financing Activities ......................      339,474         3,088
                                                                           ---------     ---------

Net Decrease in Cash ..................................................      (16,889)     (182,552)

Cash at Beginning of Year .............................................       16,889       199,441
                                                                           ---------     ---------

Cash at End of Year ...................................................    $       -     $  16,889
                                                                           =========     =========

Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes ..........................    $       -     $       -
                                                                           =========     =========
  Cash paid during the year for interest ..............................    $   9,411     $  10,544
                                                                           =========     =========

Supplemental Disclosure of non-cash investing and financing activities:

  Exchange of employee receivable for stock receivable ................    $   2,250     $       -
                                                                           =========     =========
  Issuance of promissory notes as debt issue cost .....................    $  27,000     $       -
                                                                           =========     =========
  Discount on promissory notes ........................................    $ 327,000     $       -
                                                                           =========     =========
  Refinance of lease obligation .......................................    $       -     $  24,525
                                                                           =========     =========

                        See accompanying notes to the financial statements

                                                A-8

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of December 31:

                                                         2005         2004
                                                      ----------   ----------
            Net loss, as reported ..................  $ (603,773)  $ (434,523)
            Add: Stock-based  employee compensation
              expense included in reported net
              income, net of related tax effects ...           -            -
                                                      ----------   ----------
            Deduct: Total stock-based compensation
              expense, determined under fair value
              based method for all awards, net of
              related tax effects ..................      69,300            -
                                                      ----------   ----------
            Pro forma net loss .....................  $ (673,073)  $ (434,523)
                                                      ==========   ==========
            Basic and diluted per share information:
            Net loss per share, as reported ........  $    (0.54)  $    (0.39)
                                                      ==========   ==========
            Net loss per share, pro forma ..........  $    (0.60)  $    (0.39)
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

         Research and Development

            accordance with Statement of Financial Accounting Standards No. 2 "Accounting For Research and Development Costs," the Company expenses all research and development costs. Research and development expenses included in General and administrative expenses were $100,383 and $145,171 in 2005 and 2004, respectively.

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2   GOING CONCERN - (Restated, see Note 14)

         The Company has a net loss of $603,773 and net cash used in operations of $355,352 for the year ended December 31, 2005, a working capital deficiency of $1,111,143, accumulated deficit of $8,738,601, and a stockholders' deficiency of $1,183,489 at December 31, 2005. Additionally, the Company was in default of the repayment terms on notes payable aggregating $35,000 as well as defaulting on the repayment terms of the convertible promissory notes aggregating $309,789 at December 31, 2005. Because the Company's developmental contracts generate insufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

         Management's plans to raise additional capital have been successful. The Company was forced to cease its present operations. In January 2006, the Company entered into a Stock Exchange Agreement with Dynamic Leisure Group, Inc. ("DLG"). The shareholders of DLG acquired sufficient shares in the exchange to obtain more than 80% control of the Company (see Note 13). The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6   CONVERTIBLE PROMISSORY NOTES & WARRANTS - (Restated, see Note 14)

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

         The value of the 250,000 warrants issued with the convertible promissory notes was $905,318 which exceeded the $300,000 promissory note value and accordingly, the full amount of the note $300,000 was allocated to the warrant value by recording a debt discount of $300,000 and recording a $300,000 warrant liability. In addition, the excess of the value over the note amount, aggregating $605,318 was recorded as a warrant liability and charged to other income (expense) as a change in fair value of warrant liability. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $3.60 based on the quoted trade price, five-year expected term, zero expected dividends, volatility of 354% and a discount rate of 4.18%. As there was no value allocated to the debt, there was no beneficial conversion amount to record. The warrant value for the 9,000 finder warrants using the same Black-Scholes assumptions as above was $27,000, also recorded as debt discount and as warrant liability.

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

         On September 1st, October 1st, November 1st, and December 1st, the Company failed to make the required installment payments under the secured convertible promissory notes. The delinquent payments to the five note holders aggregated $17,211 per month of principal, plus accrued interest. As a result of the default, the loan is now considered a current liability. The note holders have not commenced

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         legal proceedings against us or sought to foreclose on the security interest collateralizing the promissory notes. In January 2006, holders of the secured convertible promissory notes signed a Modification and Waiver Agreement, revising the required repayment schedule and certain terms of the original agreement. As per the Modification and Waiver Agreement, the Company accrued $77,578 in penalty premium related to obtaining over $1,500,000 in financing which occurred on January 13th, 2006 with the MMA Capital Convertible Secured Promissory Note for $2,000,000 and to clear the default that existed as of December 31, 2005 (see Note 14).

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

NOTE 9   COMMITMENTS AND CONTINGENCIES

         Edwards Technology License Agreement:

            During February 2004, under an amendment to a 1992 license agreement, the Company was granted an exclusive license to utilize certain compressor technology, which includes the current UniVane(R) technology, developed by an officer/director, Dr. Thomas Edwards, in exchange for future royalty payments based on the underlying technology-producing income. The Company was obligated to pay Dr. Edwards quarterly royalties equal to one percent of sales of related products and sublicensed products and ten percent of any royalty income received from sublicense agreements. As of December 31, 2005, no royalty payments were incurred or due as no related sales have yet occurred, and there are no minimum payments required. The February 2004 agreement was superceded by a Exclusive Patent and Know-How License Agreement dated January 12, 2006. (See Note 13)

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         Technological Research and Development Authority Funding Agreement:

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

NOTE 10  STOCKHOLDERS' DEFICIT - (Restated, see Note 14)

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

         Common Stock Warrants:

            The following summaries warrants issued for cash, with debt, for debt settlement and for service through December 31, 2005. In 2004, 3,333 warrants, exercisable at $5.40 per share, were issued to a consultant for services rendered and a expense of $11,000 was recognized based in a Black-Scholes option pricing model using the following assumptions: stock price $3.60, expected term two years, volatility 281%, zero expected dividends and a 3.43% discount rate.

            In 2005, there were 10,000 warrants, exercisable at $7.50, issued to consultants for services rendered, valued at $27,000 and recognized as consulting expense. The warrants were valued using a Black-Scholes option pricing model with the following assumptions: stock price $2.70, expected term of five years, volatility of 337%, no expected dividends and an interest rate of 3.72%

            All other warrants issued in 2005 and 2004 were issued for cash or in connection with convertible debt. In 2005, all warrants issued with debt are discussed in Note 6. Also in 2005, 44,167 warrants were issued with the sale of 48,333 common shares for an aggregate total of $85,000 and therefore such warrants are recorded as additional paid in capital as part of the common stock sale.

            At December 31, 2005, the Company had warrants outstanding as follows:

                                                                        Warrants Exercisable
                                                                  ----------------------------------
Range of       Number        Weighted Average   Weighted Average       Number       Weighted Average
Exercise  Outstanding at    Exercise Price per     Remaining      Exercisable at     Exercise Price
 Price    December 31,2005        Share         Contracted Life   December 31,2006      per Share
--------  ----------------  ------------------  ----------------  ----------------  ----------------
 $5.40        133,333            $ 5.40            0.92 years        133,333            $ 5.40
 $5.40          3,333            $ 5.40            0.75 years          3,333            $ 5.40
 $4.50          7,500            $ 4.50            1.00 years          7,500            $ 4.50
 $5.40        406,171            $ 5.40            1.50 years        406,171            $ 5.40
 $3.00         40,000            $ 3.00            2.75 years         40,000            $ 3.00
 $4.31        109,000            $ 4.31            4.25 years        109,000            $ 4.31
 $5.40         50,000            $ 5.40            4.25 years         50,000            $ 5.40
 $3.00        100,000            $ 3.00            4.25 years        100,000            $ 3.00
 $3.75          3,333            $ 3.75            4.50 years          3,333            $ 3.75
 $7.50          3,333            $ 7.50            4.50 years          3,333            $ 7.50
$11.25          3,334            $11.25            4.50 years          3,334            $11.25
------        -------            ------            ----------        -------            ------

              859,337                                                859,337
              =======                                                =======


                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            A summary of all warrants issued as of December 31, 2005 and 2004 and changes during the years is presented below:

                                                2005                 2004
                                        -------------------  -------------------
                                                   Weighted             Weighted
                                                    Average              Average
                                        Number of  Exercise  Number of  Exercise
                                        Warrants     Price    Warrants   Price
                                        ---------  --------  ---------  --------
Stock Warrants .......................
Balance at beginning of period .......   546,170   $   5.39   540,504   $   5.40
Granted ..............................   313,167   $   4.00     6,666   $   4.95
Exercised ............................         -   $      -         -   $      -
Forfeited ............................         -   $      -    (1,000)  $   5.40
                                        ---------  --------  ---------  --------
Balance at end of period .............   859,337   $   4.89   546,170   $   5.39
                                        =========  ========  =========  ========

Warrants exercisable at end of period    859,337   $   4.89   546,170   $   5.39
                                        ---------  --------  ---------  --------
Weighted average fair value of
  warrants granted during the period .             $   4.00             $   4.95
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

            The Company issued 19,167 options to non-employees for consulting services and recorded $56,925 of expense. This valuation was done using a Black-Scholes model with a risk free interest rate of 3.9%, an expected life of 3.0 years, a volatility of 294% and no expected dividends.

            The Company granted 23,333 options to employees in 2005 with an exercise price of $3.00 per share and 3,333 options in 2004 at an exercise price of $3.00 per share. There was no compensation expense recorded as the exercise price was equal to the fair market value of the common shares at the grant date.

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

            At December 31, 2005, the Company had the following non-qualified options outstanding and exercisable as follows:

                     Outstanding Options                  Exercisable Options
           ---------------------------------------    --------------------------
               Number        Weighted     Weighted        Number        Weighted
Range of   Outstanding at    Average      Average     Exercisable at    Average
Exercise    December 31,    Remaining     Exercise     December 31,     Exercise
 Price          2005           Life        Price           2005          Price
--------   --------------   ---------     --------    --------------    --------
$   3.00       20,000       0.1 Years     $   3.00        20,000        $   3.00
$   1.50        1,111       0.5 Years     $   1.50         1,111        $   1.50
$   3.00        3,333       0.6 Years     $   3.00         3,333        $   3.00
$  11.40          333       1.4 Years     $  11.40           333        $  11.40
$   3.00       42,500       2.3 Years     $   3.00        42,500        $   3.00
$  11.40       50,595       2.9 Years     $  11.40        50,595        $  11.40
$   3.60        6,667       3.0 Years     $   3.60         6,667        $   3.60
              -------                                    -------
              124,539                                    124,539
              =======                                    =======


            A summary of the changes in stock options outstanding during 2005 and 2004 is presented below:

                                        2005                     2004
                              ------------------------  ------------------------
                                           Weighted                 Weighted
                                           Average                   Average
                               Shares   Exercise Price   Shares   Exercise Price
                              --------  --------------  --------  --------------
Options outstanding at the
  beginning of the year ....    82,039    $    8.24     157,112     $   9.90
Options granted ............    42,500    $    3.00       3,333     $   3.00
Options exercised ..........         -    $       -           -     $
Options forfeited ..........         -    $       -     (78,406)    $ (11.10)
                              --------    ---------     -------     --------
Options outstanding at end
  of year ..................   124,539    $    6.45      82,039     $   8.24
                              ========    =========     =======     ========
Weighted average fair value
  of options granted during
  the year .................              $ 137,500                 $      -

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 12  INCOME TAXES - (Restated, see Note 14)

         The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                             2005      2004
                                                           -------   -------
         Tax benefit computed at the maximum
            federal statutory rate ....................    (34.0)%   (34.0)%
         Net (increase) due to various
            basis differences in assets and liabilities      3.8       5.1
         Net operating loss carryforward ..............     30.2      28.9
                                                           -----      ----

         Income tax provision .........................        - %       - %
                                                           =====      ====

         The tax effect of temporary differences at December 31 were as follows:

                                                        2005            2004
                                                    -----------     -----------
         Asset:
            Net operating loss carryforward ....    $ 2,592,814     $ 2,389,507
            Other individually immaterial items          60,657          81,125
                                                    -----------     -----------
         Net deferred tax asset before valuation
          allowance ............................      2,653,471       2,470,632
         Less valuation allowance ..............     (2,653,471)     (2,470,632)
                                                    -----------     -----------

         Net deferred tax asset ................    $         -     $        -
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

         At December 31, 2005, the Company had net operating loss carryforwards as follows for income tax purposes:

             Carryforward           Net Operating
         Expires December 31      Loss Carryforwards
         -------------------      ------------------
                 2006                   206,000
                 2007                   236,000
                 2008                   274,000
                 2009                   716,000
                 2010                 1,110,000
                 2011                 1,718,000
                 2012                 1,017,000
                 2018                   436,000
                 2019                   392,000
                 2020                   195,000
                 2021                   180,000
                 2022                   337,000
                 2023                   603,000
                 2024                   425,000
                 2025                   672,000
                                    -----------
                                    $ 8,517,000
                                    ===========

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

NOTE 13  SUBSEQUENT EVENTS

         CASUAL CAR GENERAL SERVICE AGREEMENT

         On January 3, 2006 Street Venture Partners, LLC, sold the US rights to the Casual Car General Service Agreement (GSA) to Dynamic Leisure Group, Inc. ("Dynamic") for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of the Company's common stock at a fixed price of $.90 per share. The Promissory Note is convertible to the Company's common stock at $.90 per share and paying 10% interest annually. The agreement was recorded in the first quarter of 2006 as an intangible asset at a value of $348,413, which will be amortized over 30 months and a short term deposit of $1,587. over three years.The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

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

         The Separation Agreement resulted in the the forfeiture of accrued compensation of $283,625 by Dr. Edwards in 2006, and transfer to him of fixed assets of $33,418 recorded net value both of which were written off the balance sheet of the Company prior to the recapitalization that occurred on January 13, 2006.

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

         Under the Modification and Waiver Agreement, interest on the convertible promissory notes at the rate of 5% per annum will be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 are to commence on June 1, 2006. In accordance with the terms of the Modification and Waiver Agreement, upon receipt of the funding of $2 million in a January 13, 2006 Financing Transaction, the note holders opted to receive payment, and the Company paid a total of $232,734 to the note holders, consisting of approximately $155,156 in principal amount of promissory notes and a premium in the amount of $77,578. The notes are convertible at $.75 per share, subject to certain adjustments under the control of the Company. These include anit-dilution adjustments, and an adjustment if the Company issues common stock or the right to purchase common stock at a price lower than $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

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

         The Company recorded in the first quarter of 2006 a non-cash loss of extinguishment of debt for $208,442 for the value of the 200,000 shares of common stock issued (valued at $.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock), additional warrants issued, and to write off deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $233,227 at the modification date.

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         ARTICLES OF AMENDMENT DESIGNATING SERIES A PREFERRED STOCK

         The designations, rights, powers, preferences and limitations of the Series A preferred Stock of the Company are set forth in Articles of Amendment to the Company's Articles of Incorporation that were filed with the Secretary of State of Minnesota. The Articles of Amendment provide that a series of Preferred Stock, denominated as Series A Preferred Stock and consisting of 350,000 shares, was created by the Board of Directors in furtherance of the authority conferred upon the Board by the Company's Articles of Incorporation.

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

                        DYNECO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

         At the option of the holder, the outstanding principal amount of the promissory note and accrued but unpaid interest may be converted into shares of common stock of the Company at the rate of $1.00 per share, subject to adjustment in the event we issues shares for a consideration of less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganization or certain other corporate events. These adjustments would occur in the Company issues common shares lower than $0.75 per share or the right to buy shares at a rate lower than $0.75 per share, and to reflect the occurrence of a forward or reverse common stock split, corporate reorganization or certain other corporate events. The Company agreed to file a registration statement under the Securities Act of 1933, as amended, to register the shares issuable upon conversion of the promissory note. It constitutes an event of default under the note, and subjects us to the payment of liquidated damages, if the registration statement does not become effective on or before July 12, 2006, and does not remain effective for a period of at least 90 days. For each week of non-compliance, liquidated damages will be 2% of the product of (a) the sum of the holder's shares of stock not registered on a timely basis and (b) the weekly average closing price of the shares of the Company's common stock. The Company's obligations under the promissory note are collateralized by a security interest in substantially all of our assets.

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

         The results of CLA operations will be included in the consolidated financial statements beginning with the date of acquisition.

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

         The common stock was valued at $2.62 based on the average closing price of Dynamic's common stock for the five days before and after the acquisition was agreed to and announced, multiplied by the number of shares of common stock issued.

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

         The results of IRT/ITR operations will be included in the consolidated financial statements beginning with the date of acquisition.

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

NOTE 14  RESTATEMENT

         Subsequent to the issuance of the Company's December 31,2005 consolidated financial statements, management became aware that a default premium paid in 2006 in connection with the Modification and Waiver agreement should have been accrued by DynEco at December 31, 2005.Therefore the consolidated financials statements have been adjusted to accrue the $77,578 default premium. The net loss was increased from $526,195 or $0.47 per share to $603,773 or $0.54 per share.