Form 10QSB/A
period 2006-03-31
DYNAMIC LEISURE CORP
filed 2006-09-05
CIK 934873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2006
                                   (Unaudited)

                                     ASSETS

                                                                  March 31, 2006
                                                                    (Restated,
                                                                   see note 15)
Current Assets
  Cash ..........................................................  $    722,318
  Investments ...................................................       153,190
  Accounts receivable ...........................................       375,522
  Prepaid travel ................................................       312,977
  Other current assets ..........................................       154,412
  Short term debt issue costs ...................................       138,082
                                                                   ------------
    Total Current Assets ........................................     1,856,501

Property and equipment, net .....................................       738,503

Other Assets
  Goodwill ......................................................     7,255,992
  Intangible ....................................................       348,413
  Deposits ......................................................        51,520
                                                                   ------------
    Total Other Assets ..........................................     7,655,925

    Total Assets ................................................  $ 10,250,929
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible notes payable, net of discount (see note 6) .......  $  1,277,749
  Convertible notes payable related parties (see note 6) ........       750,000
  Notes payable .................................................        37,216
  Accounts payable ..............................................       517,786
  Accrued compensation ..........................................        57,891
  Accrued interest ..............................................       127,962
  Other accrued liabilities .....................................       134,612
  Short term capital lease ......................................         2,467
  Deferred revenue ..............................................     1,179,877
  Loan payable ..................................................       217,608
  Loan payable - Bank ...........................................       204,653
  Acqusition payable ............................................     1,440,000
  Due to employee ...............................................        50,000
  Warrant liability .............................................     4,246,368
                                                                   ------------

    Total Current Liabilities ...................................    10,244,189

Long Term Liabilities
  Loans payable - Bank, net of current portion ..................        15,501
  Non convertible notes payable, net of current portion .........       119,218
  Capital lease .................................................         5,457
                                                                   ------------
    Total Long Term Liabilities .................................       140,176

    Total Liabilities ...........................................  $ 10,384,365
                                                                   ------------

Commitments and contingencies (see note 7)

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding .................................  $          -
  Common stock, $0.01 par value, 300,000,000 shares authorized,
    9,331,528 issued and outstanding ............................        93,315
  Common stock issuable, at par value (40,000 shares) ...........             -
  Additional paid-in capital ....................................     4,419,409
  Stock subscription receivable .................................          (537)
  Accumulated deficit ...........................................    (4,645,623)

    Total Stockholders' Deficit .................................      (133,436)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit .................  $ 10,250,929
                                                                   ============

               See accompanying notes to the financial statements

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2006
                                   (Unaudited)

                                                                     (Restated,
                                                                    see note 15)

  Total Revenue .............................................       $ 1,081,733

Cost of revenues ............................................           806,559
                                                                    -----------

  Gross Profit ..............................................           275,174

Operating Expenses
  General and administrative ................................           826,515
  Depreciation Expense ......................................             4,513
                                                                    -----------

    Total Operating Expenses ................................           831,028

    Loss from Operations ....................................          (555,854)

Other (Income) Expense
  Interest income ...........................................            (6,485)
  Interest expense ..........................................         1,182,446
  Loss on extingishment of debt .............................           208,452
  Converson option expense ..................................                 -
  Warrant valuation expense .................................         2,220,042
                                                                    -----------

    Total Other Expense, net ................................         3,604,455

    Net Loss ................................................       $(4,160,309)
                                                                    ===========

Net Loss Per Share - Basic and Diluted ......................       $     (0.52)
                                                                    ===========

Weighted average number of shares outstanding
  during the period - basic and diluted .....................         8,072,581
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

                                                                      Common Stock   Additional                      Total
                                                                      Subscription    Paid In      Accumulated   Stockholders'
                                                     Common Stock      Receivable     Capital        Deficit        Equity
                                                  ------------------  ------------  ------------   ------------   -----------
                                                   Shares     Amount     Amount        Amount         Amount        Deficit
                                                  ---------  -------  ------------  ------------   ------------   -----------
BALANCE AT DECEMBER 31, 2005 ...................  6,566,667  $65,666  $      (537)  $   (57,629)   $  (485,314)   $  (477,814)

Deemed issuance for prior shareholders of DynEco
  (Resated, see note 15) .......................  1,157,951   11,580            -      (944,862)             -       (933,282)
Common stock issued in acquisitions ............  1,040,000   10,400            -     2,673,580              -      2,683,980
Common stock issued in modification
  and waivier agreement ........................    200,000    2,000            -       178,018              -        180,018
Common stock issued in warrant exercise ........    133,332    1,333            -        88,667              -         90,000
Common stock issued in conversion of note
  payable ......................................    233,578    2,336            -       208,719              -        211,055
Benefical conversion feature ...................          -        -            -     2,032,324              -      2,032,324
Extingishment of debt related warrant liability           -        -            -       240,592              -        240,592
Net Loss for first quarter 2006
  (Restated, see note 15) ......................          -        -            -             -     (4,160,309)    (4,160,309)
                                                  ---------  -------  -----------   -----------    -----------    -----------

BALANCE AT MARCH 31, 2006
  (RESTATED, SEE NOTE 15) ......................  9,331,528  $93,315  $      (537)  $ 4,419,409    $(4,645,623)   $  (133,436)


                                      See accompanying notes to the financial statements

                                                               3

                      DYNAMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2006
                                   (Unaudited)

                                                                 Dynamic Leisure
                                                                 ---------------
                                                                    (Restated,
                                                                   see note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................   $   (4,160,309)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ..........................            4,513
      Amortization of debt issue costs .......................           36,918
      Interest accretion on loan payable .....................        1,076,770
      Loss on extinguishment of debt .........................          208,452
      Conversion option liability ............................                -
      Warrant valuation expense ..............................        2,220,042
    (Increase) decrease in assets:
      Accounts receivable ....................................           87,456
      Prepaid travel .........................................          (92,985)
      Other current assets ...................................         (103,411)
      Other  assets ..........................................            1,896
    Increase (decrease) in liabilities:
      Accounts payable .......................................          (50,309)
      Accrued salaries .......................................           20,987
      Accrued interest payable ...............................          (27,849)
      Deferred revenue .......................................           26,522
      Customer deposit .......................................         (130,022)
      Taxes payable ..........................................             (455)
      Other accrued liabilities ..............................          (17,621)
                                                                 --------------

      Net Cash Used In Operating Activities ..................         (899,405)
                                                                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................           (6,267)
  Acqusition of business .....................................          (41,077)
                                                                 --------------

      Net Cash Used In Investing Activities ..................          (47,344)
                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes .................        2,060,000
  Repayment of convertible promissory notes ..................         (344,632)
  Debt issue costs ...........................................         (175,000)
  Proceeds from common stock issuance ........................           90,000
                                                                 --------------

      Net Cash Provided By  Financing Activities .............        1,630,368
                                                                 --------------

Net Increase in Cash .........................................          683,619

Cash at Beginning of Period ..................................           38,699
                                                                 --------------

Cash at End of Period ........................................   $      722,318
                                                                 ==============

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes ...............   $            -
                                                                 ==============
  Cash paid during the period for interest ...................   $       91,943
                                                                 ==============

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issue in acqusitions ........................   $    6,173,980
                                                                 ==============
  Assets received on Capital Lease ...........................   $        7,924
                                                                 ==============
  Discount on promissory notes ...............................   $    2,000,000
                                                                 ==============
  Conversion liability related to prommissory note ...........   $    1,793,382
                                                                 ==============

               See accompanying notes to the financial statements

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

         Subsequent to the issuance of the Company's March 31, 2006 interim consolidated financial statements, management became aware that a default premium paid to in connection with the Modification and Waiver agreement should have been accrued by DynEco Corporation ("DynEco") at December 31, 2005. Please see Note 15 for further information.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

         Use of Estimates

            Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable, valuation of goodwill, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

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

NOTE 3   GOING CONCERN (Restated see Note 15)

         The Company has a net loss of $4,160,309 and net cash used in operations of $899,405 for the quarter ended March 31, 2005, a working capital deficiency of $8,387,688 accumulated deficit of $4,645,623, and a stockholders' deficiency of $133,436 at March 31, 2006. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

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

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, and LOANS PAYABLE (Restated see Note 15)

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

            Under the Modification and Waiver Agreement, interest on the convertible promissory notes at the rate of 5% per annum will be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 are to commence on June 1, 2006. In accordance with the terms of the Modification and Waiver Agreement, upon receipt of the funding of $2 million in a January 13, 2006 Financing Transaction, the note holders opted to receive payment, and were paid a total of $232,210, consisting of $154,631 in principal amount of promissory notes and a premium in the amount of $77,579. The premium was recorded as additional expense in the fourth quarter of 2005 by DynEco. The notes are convertible at $0.75 per share, subject to certain adjustments under control of the Company.These include anti-dilution adjustments and an adjustment if the Company issues common stock or the rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

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

NOTE 13  BUSINESS ACQUISITIONS AND ACQUISITION LIABILITIES
         (Restated see Note 15)

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

            The table below summarizes the unaudited pro forma information of The consolidated results of operations for the three months end March 31, 2006 as though the CLA and IRT-ITR business combinations had been completed as of the beginning of the period reported on:

                                                              2006
                                                              ----
            Revenues .................................... $ 2,023,034
            Cost of Revenue..............................   1,377,261
            Gross Profit ................................     645,773
            Operating  Expenses .........................   1,163,447
            Operating Loss ..............................    (517,674)
            Other Expenses ..............................   3,656,645
            Net Loss ....................................  (4,096,741)
            Net Loss per share ..........................       $0.51

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

            The Separation Agreement resulted in the the forfeiture of accrued compensation of $283,625 by Dr. Edwards in 2006, and the transfer to him of $33,418 recorded net value of fixed assets, both of these items were written off the balance sheet of DynEco prior to the recapitalization that occurred on January 13,2006.

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

            Daniel G. Brandano
            Thomas W. Busch*
            Robert A.G. LeVine
            Leonard Sculler

            In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Report, the following persons were appointed to serve as officers of DynEco, in the capacities indicated, until the next annual meeting of the board of directors and until their successors are duly elected and qualified:

            Daniel G. Brandano - President
            Thomas W. Busch - Vice President and Treasurer*
            Robert A.G. LeVine - Secretary

         *  Mr. Busch resigned from the Company on June 5, 2006.

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

NOTE 15  RESTATEMENT

         Subsequent to the issuance of the Company's March 31, 2006 interim consolidated financial statements, management became aware that a default premium paid to in connection with the Modification and Waiver agreement should have been accrued by DynEco Corporation ("DynEco") at December 31, 2005. Since the acquisition of DynEco was treated as a recapitalization of the Company in January 2006, the correction to the March 31, 2006 financials statements resulted in a reduction of additional paid in capital of $77,578 (as part of the recapitalization accounting) and a reduction in interest expense of $77,578. The net loss was reduced from $4,237,887 to $4,160,309. Net loss per share earnings for the first quarter remained at $0.52 per share.

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

         Subsequent to the issuance of the Company's March 31, 2006 interim consolidated financial statements, management became aware that a default premium paid to in connection with the Modification and Waiver agreement should have been accrued by DynEco Corporation ("DynEco") at December 31, 2005. See
Note 15 of the financial statements for further information.

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

         Our executive offices are currently located at 5680A W. Cypress Street, Tampa, Florida 33607, and our telephone number there is (813) 877-6300.

         Subsequent to the issuance of the Company's March 31, 2006 interim consolidated financial statements, management became aware that a default premium paid to in connection with the Modification and Waiver agreement should have been accrued by DynEco Corporation ("DynEco") at December 31, 2005. Please see Note 15 of the financial statements for further information.

CRITICAL ACCOUNTING ESTIMATES

         Valuation of Patent Rights

         Due to the uncertainty in the realization of future benefits from the licensing agreement with Parker-Hannifin, DynEco had previously recognized an impairment loss for the entire carrying value of the UniVane patent rights. There is no value recorded for the UniVane patent rights at March 31, 2006.

         Stock Based Compensation Plans

         The Company has one active stock-based compensation plans. The board of directors administers these plans and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. These plans have an aggregate of 11,055 shares of common stock reserved for issuance. Total options outstanding were 104,539 at March 31, 2006. No options were granted during the three months ended March 31, 2006.

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

         A net loss of $4,160,309 was reported for the period, primarily as a result of significant expenses recognized for the recording of warrant valuation expense and related liability for detachable warrants issued with convertible notes payable, interest expense from amortization of discounts on convertible promissory notes and charges incurred for the extinguishment of debt for part of the outstanding balance of a convertible note payable from investors in the Company.

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

         Interest expense for the first three months of 2006 was $1,182,446. Interest expense through March 31, 2006 included $1,076,770 of amortization of debt discount on notes payable and discounts of notes payable. The holders of the outstanding convertible notes have the option to receive the interest payments in either cash or common stock. While we expect the interest to be paid with our common stock, there is no guarantee that will occur.

         For the three months ended March 31, 2006, we incurred a $208,452 loss on extinguishment of debt, and $2,220,042 of warrant valuation expense related to the issuance of new warrants as part of a financing transaction in the three months ended March 31, 2006 and the revaluation of warrants previously issued. The amounts recorded for loss on extinguishment of debt, and warrant valuation expense were non-cash transactions, which did not affect our use of cash resources, but created significant increases in other expenses during the period. Therefore, our net loss was $4,160,309 for the first three months of 2006.

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

         For the three months ended March 31, 2006, we had a net loss of $4,160,309. The loss was primarily the result of other expense of $3,682,033 for the three months ended March 31, 2006. The other income/loss consisted of interest expense $1,182,446, loss on extinguishment of debt $208,452, and $2,220,042 in warrant valuation expense. While the warrant valuation expense was charged to expense it did not result in cash outlays as of March 31, 2006. In addition, amortization of debt discount for the quarter was $1,076,770 which is also a non-cash charge.

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

         On May 15, 2006, the Company entered into a five-year lease of the premises located at 5680A W. Cypress Street, Tampa, Florida 33607. These premises became the Company's executive offices in July 2006. This lease is not reasonably likely to have a material effect on the Company's current and future financial condition.

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


Dated:   September 5, 2006              DYNAMIC LEISURE CORPORATION


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