Form 10QSB
period 2006-09-30
DYNAMIC LEISURE CORP
filed 2006-11-20
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 17, 2006, the registrant had 11,962,085 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheet as of September 30, 2006 (Unaudited) ..    1

         Consolidated Statements of Operations
         for the three and nine months ended September 30, 2006
         and the period from May 16, 2005 (Inception)
         to September 30, 2005 (Unaudited) ................................    2

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2006 and from May 16, 2005
         (Inception) to September 30, 2005 (Unaudited) ....................    3

         Consolidated Statement of Changes in Stockholders' Deficit
         for the Nine Months Ended September 30, 2006 .....................    4

         Notes to Consolidated Financial Statements (Unaudited) ...........    5

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   31

Item 3.  Controls and Procedures ..........................................   38


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities ..........................   39

Item 6.  Exhibits .........................................................   44

Signatures ................................................................   44

Exhibit Index .............................................................   44

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets
  Cash ..........................................................  $    294,570
  Investments, restricted .......................................       197,390
  Accounts receivable ...........................................       202,417
  Prepaid travel ................................................       309,746
  Other current assets ..........................................       116,113
                                                                   ------------
    Total Current Assets ........................................     1,120,236

Property and equipment, net .....................................       801,769
Other Assets
  Goodwill ......................................................     5,115,696
  Intangible ....................................................     2,279,887
  Deposits ......................................................       100,251
  Debt issue costs ..............................................        76,664
                                                                   ------------
    Total Other Assets ..........................................     7,572,498

    Total Assets ................................................  $  9,494,503
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of discount of $1,491,146 ...  $  3,096,512
  Convertible promissory note to related party ..................       350,000
  Notes payable, current portion ................................       371,086
  Loan payable - TRDA ...........................................       235,138
  Acquisition payable ...........................................     1,440,000
  Accounts payable ..............................................       895,947
  Accrued compensation ..........................................        86,359
  Accrued interest ..............................................       359,692
  Other accrued liabilities .....................................       133,823
  Short term capital lease ......................................        32,580
  Deferred revenue ..............................................       654,769
  Customer deposit ..............................................       251,002
  Due to employee ...............................................        50,000
  Warrant liability .............................................     2,224,596
                                                                   ------------

    Total Current Liabilities ...................................    10,181,504

Long Term Liabilities
  Notes payable, net of current portion .........................        15,501
  Capital lease .................................................        83,513
                                                                   ------------

    Total Long Term Liabilities .................................        99,014

    Total Liabilities ...........................................  $ 10,280,518
                                                                   ------------

Commitments and contingencies (Note 8)

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding .................................  $          -
 Common stock, $0.01 par value, 300,000,000 shares authorized,
    11,962,085 issued and outstanding ...........................       119,621
 Common stock issuable, at par value (80,000 shares) ............           800
 Additional paid-in capital .....................................     7,476,694
 Deferred Consulting Fees .......................................      (585,500)

 Accumulated deficit ............................................    (7,797,630)
                                                                   ------------
    Total Stockholders' Deficit .................................      (786,015)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit .................  $  9,494,503
                                                                   ============

    See accompanying notes to the unaudited consolidated financial statements

                                   DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                 For the Three    For the Three    For the Nine    From Inception
                                                 Months Ended     Months Ended     Months Ended    (May 16, 2005)
                                                 Sept 30, 2006    Sept 30, 2005    Sept 30, 2006  To Sept 30, 2005
                                                 -------------    -------------    -------------  ----------------
Total Revenues ..............................    $  1,299,505     $          -     $  4,307,315     $          -

Cost of revenues ............................         876,138                -        3,041,475                -
                                                 ------------     ------------     ------------     ------------
  Gross Profit ..............................         423,367                -        1,265,840                -

Operating Expenses
  General and administrative ................       2,149,014          161,010        4,430,354          210,835
  Depreciation and amortization expense .....         336,221                -          420,782                -
  Bad debt expense ..........................           3,657                -            3,657                -
                                                 ------------     ------------     ------------     ------------
    Total Operating Expenses ................       2,488,892          161,010        4,854,793          210,835
                                                 ------------     ------------     ------------     ------------

    Loss from Operations ....................      (2,065,525)        (161,010)      (3,588,953)        (210,835)

Other (Income) Expense
  Interest income ...........................          (2,668)               -          (15,710)               -
  Interest expense ..........................       1,333,589            8,697        3,518,484            8,812
  Other Expense .............................               -                -            8,020                -
  Loss on disposal of assets ................          42,667                -           42,667                -
  Loss on extinguishment of debt ............               -                -          208,452                -
                                                 ------------     ------------     ------------     ------------
  Conversion Option expense .................               -                -                -                -
  Warrant valuation (income) expense ........        (817,101)               -          (38,550)               -

    Total Other Expense, (income) net .......         556,487            8,697        3,723,363            8,812
                                                 ------------     ------------     ------------     ------------

    Net Loss ................................    $ (2,622,012)    $   (169,707)    $ (7,312,316)    $   (219,647)
                                                 ============     ============     ============     ============

Net Loss Per Share - Basic and Diluted ......    $      (0.24)    $      (0.15)    $      (0.77)    $       (.20)
                                                 ============     ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted .....      10,925,261        1,100,000        9,543,607        1,100,000
                                                 ============     ============     ============     ============

                     See accompanying notes to the unaudited consolidated financial statements

                                                         2

                       DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                        For the Nine       From May 16,
                                                        Months Ended     2005 (inception)
                                                        Sept 30, 2006    to Sept 30, 2005
                                                        -------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................      $(7,312,316)      $  (219,647)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation ................................           36,697                 -
      Amortization of intangible assets ...........          258,526                 -
      Amortization of debt issue costs ............          125,559                 -
      Loss on extinguishment of debt ..............          208,452                 -
      Interest accretion on loan payable ..........        3,131,379                 -
      Common stock and warrants for services ......          965,676                 -
      Warrant valuation expense (income) ..........          (38,550)                -
      Loss on disposal of assets ..................           42,667                 -
    (Increase) decrease in assets and liabilities:
      Accounts receivable .........................          260,561                 -
      Prepaid travel ..............................          (89,754)                -
      Other  assets ...............................         (111,947)                -
      Accounts payable ............................          291,396            91,347
      Accrued expenses ............................          277,418                 -
      Deferred revenue ............................          (32,370)            8,812
      Customer deposit ............................         (394,940)                -
                                                         -----------       -----------

      Net Cash Used In Operating Activities .......       (2,381,546)         (119,488)
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ...........................          (44,200)                -
  Acquisition of property and equipment ...........          (35,768)         (544,642)
  Acquisition of business .........................          (41,077)                -
                                                         -----------       -----------
      Net Cash Used In Investing Activities .......         (121,045)         (544,642)
                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ......        2,310,000           685,000
  Repayment of convertible promissory notes .......         (345,158)                -
  Proceeds from notes payable and line of credit ..           75,214                 -
  Repayments of notes payable .....................           (1,848)                -
  Proceeds from overdraft .........................             (232)                -
  Debt issue costs ................................         (202,223)                -
  Repayment of capital leases .....................             (447)                -
  Proceeds from common stock issuance .............          923,156                 -
                                                         -----------       -----------
      Net Cash Provided By Financing Activities ...        2,758,462           685,000
                                                         -----------       -----------

Net Increase in Cash ..............................          255,871            20,870

Cash at Beginning of Period .......................           38,699                 -
                                                         -----------       -----------
Cash at End of Period .............................      $   294,570       $    20,870
                                                         ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes ....      $         -       $         -
                                                         ===========       ===========
  Cash paid during the period for interest ........      $    91,943       $         -
                                                         ===========       ===========
Supplemental Disclosure of non-cash investing and
  financing activities:
    Debt and stock issue in acquisitions ..........      $ 6,173,980       $         -
                                                         ===========       ===========
    Notes payable and accrued interest converted to
     common stock .................................      $   786,652       $         -
                                                         ===========       ===========
    Assets purchased under Capital Lease ..........      $   116,540       $         -
                                                         ===========       ===========
  Purchase of GSA agreement and deposits for
    note payable ..................................      $   350,000       $         -
                                                         ===========       ===========
  Discount on promissory notes ....................      $ 2,030,202       $         -
                                                         ===========       ===========
  Conversion liability related to promissory note .      $ 1,954,950       $         -
                                                         ===========       ===========

        See accompanying notes to the unaudited consolidated financial statements

                                            3

                                            DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            For the Nine Months Ended September 30, 2006
                                                             (Unaudited)
                                                                  Common
                                                                  Stock        Additional    Deferred
                                              Common Stock     Subscription     Paid In     Consulting   Accumulated       Total
                          Common Stock          Issuable        Receivable      Capital        Fees        Deficit     Stockholders'
                     ---------------------   ---------------   ------------   -----------   ----------   -----------      Equity
                       Shares      Amount    Shares   Amount      Amount         Amount        Amount       Amount       (Deficit)
                     ----------   --------   ------   ------   ------------   -----------   ----------   -----------   -------------
BALANCE AT
 DECEMBER 31, 2005    6,566,667   $ 65,666        -   $    -      $ (537)     $   (57,629)  $       -    $  (485,314)  $   (477,814)

Deemed issuance
 for prior
 shareholders of
 DynEco ..........    1,157,951     11,580        -        -           -         (944,862)          -              -       (933,282)

Common stock
 issued in
 acquisitions ....    1,040,000     10,400        -        -           -        2,673,580           -              -      2,683,980

Common stock
 issued in note
 payable
 modification and
 waivier agreement      300,000      3,000        -        -           -          302,018           -              -        305,018

Common stock
 issued for cash .      845,000      8,450        -        -         537          777,770           -              -        786,757

Common stock
 issued in warrant
 exercise ........      199,932      1,999        -        -           -          134,400           -              -        136,399

Common stock
 issued in
 conversion of
 notes payable ...      872,535      8,726        -        -           -          777,926           -              -        786,652

Common stock
 issued for
 services ........      980,000      9,800   80,000      800           -        1,354,600    (585,500)             -        779,700

Value of warrants
 issued to
 consultants .....            -          -        -        -           -          185,976           -              -        185,976

Benefical
 conversion
 feature .........            -          -        -        -           -        2,032,323           -              -      2,032,323

Extingishment of
 debt related
 warrant
 liability .......            -          -        -        -           -          240,592           -              -        240,592

Net Loss .........            -          -        -        -           -                -           -     (7,312,316)    (7,312,316)
                     ----------   --------   ------   ------      ------      -----------   ---------    -----------   ------------

BALANCE AT
SEPTEMBER 30, 2006   11,962,085   $119,621   80,000   $  800      $    -      $ 7,476,694   $(585,500)   $(7,797,630)  $   (786,015)
                     ==========   ========   ======   ======      ======      ===========   =========    ===========   ============

                              See accompanying notes to the unaudited consolidated financial statements

                                                                  4

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         All share and per share data in the accompanying consolidated financial statements for the period ended September 30, 2006 have been adjusted retroactively for the effect of a recapitalization transaction between DynEco Corporation (DynEco), n/k/a Dynamic Leisure Corporation ("Dynamic"), and Dynamic Leisure Group, Inc. ("DLG") in January 2006 and the subsequent one-for-thirty reverse stock split. (See Note 12)

         For further information, refer to the audited financial statements and footnotes of DLG, Changes in L'Attitudes, Inc., Island Resort Tours, Inc. and International Travel and Resorts, Inc. included in the Company's 8-K filings in 2006 and the Form 10-KSB for DynEco Corporation for the year ended December 31, 2005.

         In 2005, DLG was a development-stage company, with its focus on acquiring financing, setting up a corporate structure and researching acquisitions. During the nine months ended September 30, 2006, the Company acquired operating companies with revenue and is no longer a development-stage company.


NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         The Company's business is focussed on the wholesale travel business, specializing in leisure travel to popular destinations in the US, Caribbean, Mexico, the UK, and Europe. The Company plans to grow revenue by establishing a scalable, single operating system platform to assimilate and leverage a combination of strategic acquisitions and internal growth, the first of which occurred in the first quarter, 2006. On February 8, 2006, the Company acquired Changes in L'Attitudes, Inc. ("CIL"), and on March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc. ("IRT/ITR"). (See Note 13)

Use of Estimates

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable, valuation of goodwill, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

         The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as a cash equivalent as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at September 30, 2006 were $12,572.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The Company records merchant sales transactions at the gross purchase price generally at the date of travel. For transactions recorded at their gross purchase price, the Company acts as the merchant of record in the package transaction, which consists of several products from different vendors, and the Company is the primary obligor to the customer. In these transactions the Company also controls selling prices, and is solely responsible for making payments to vendors. The Company records transactions at the net purchase price where the Company is not the merchant of record or the product is not sold as a package. The Company records revenue and related costs of products when travel occurs or, for certain products, when the service is completed. Travel insurance revenue is always shown at net since the Company currently acts as an agent for the insurance company. It is the Company's policy to be paid by the customer in advance, with monies received in advance of travel recorded as a deferred revenue liability. The Company may receive cash or hotel room credits in exchange for providing cooperative advertising for its vendors. The Company records accounts receivable for these amounts and offsets the applicable advertising expense. Once the advertising expense is reduced to zero, any excess cooperative advertising fees are recorded as revenue.

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

         The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and its fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

         The Company has negotiated contracts with airlines that allows the Company to price certain products more favorably than its competitors. The loss of such contracts could have a negative effect on the Company.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Surety Bond

         At September 30, 2006, the Company had outstanding a surety bond for $70,000 in favor of the Airlines Reporting Corporation (ARC), which allows the Company to purchase airline tickets through the ARC's computerized ticket system. The terrms of the surety bond agreement with the ARC requires the Company to maintain a collateral deposit of $22,500 with the ARC. The deposit is included in Other Assets Deposits on the accompanying balance sheet.

Letters of Credit

         At September 30, 2006, the Company had three outstanding letters of credit totaling $150,000 payable to the ARC to allow the Company to purchase airline tickets through the ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet.

Stock-Based Compensation

         The Company has one active stock-based compensation plan and two inactive stock-based compensation plans. On January 1,2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Effective January 1, 2006, all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

Basic and Diluted Net Income (Loss) Per Share:

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted
EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At September 30, 2006, there were warrants convertible into 4,988,217 common shares and debt convertible into 3,970,766 common shares which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

NOTE 3   GOING CONCERN

         For the nine months ended September 30, 2006, the Company had a net loss of $7,312,316 , used net cash in operations of $2,381,546, a working capital deficiency of $9,061,268, an accumulated deficit of $7,797,630 and a stockholders' deficiency of $786,015. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         As of September 30, 2006, the Company had $4,587,658 in outstanding Convertible Notes payable to third parties, which are convertible into 3,970,766 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, , there is no guarantee that this will occur. As of September 30, 2006 the Company did not have adequate working capital to meet these obligations with cash payments.

         Management believes that its plans to raise additional capital will allow for adequate funding of the Company's cash requirements through December 31, 2006, although there is no assurance regarding this belief nor that the Company will be successful in these efforts.

         The Company is trying to secure additional capital. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

NOTE 4   PREPAID TRAVEL

         The Company is required to pay for certain travel (mainly hotels) in advance. Payments made to these vendors in advance are recorded as an asset in the prepaid travel account. The Company recognizes the expense when the associated revenue is recognized.

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 2006:

                                                                  Estimated
                                                   Sept 30,      Useful Life
                                                    2006          in Years
                                                  ---------      -----------
         Office furniture and equipment ....      $ 171,026          3-5
         Software ..........................         21,077            5
         Leasehold Improvements ............              -           10
         Software in Development ...........        641,347
                                                  ---------
         Total property and equipment ......      $ 833,450
         Less accumulated depreciation .....        (31,681)
                                                  ---------
         Property and equipment, net .......      $ 801,769
                                                  =========

         During 2006, the Company entered into $116,540 of capital lease commitments for computer and telephone equipment. Depreciation expense was $18,103 for the third quarter of 2006 and $36,697 for the first nine months of 2006.

         Software in Development consists of the purchase of worldwide rights and source code to Tourscape, a proprietary software for use in the wholesale travel industry for $500,000, the purchase of third party database software for $91,346 and related implementation costs of $50,001. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company intends to implement the software in the fourth quarter of 2006 and use it as the basis for an integrated operating system platform. Per the terms of the purchase agreement for the Software, the Company agreed not to sell or license the Tourscape software to any unaffiliated third party until approximately June 30, 2006 without the prior written consent of the seller. If the Company determines at a future date to sell or licensee the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

         Notes and loans payable and capital leases payable consisted of the following at September 30, 2006:

Convertible Promissory Notes
----------------------------

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Original      Notes       Note        Balance     Conversion    Warrant                     As Of
 Rate      Principal    Converted  Repayments    9/30/2006     Feature     Liability      Total       9/30/2006
--------   ----------   ---------  ----------   -----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000          -           -    $ 1,450,000   $1,208,332            -   $1,208,332   $   688,584
 9%  (S)      600,000          -           -        600,000      480,000            -      480,000       308,571
10%  (S)    2,250,000          -           -      2,250,000      206,618    2,030,202    2,236,820     1,449,738
10%  (U)      310,316          -    (155,158)       155,158       77,372      232,944      310,316       303,402
10%  (U)       50,000    (50,000)          -              -       50,000            -       50,000        50,000
10%  (U)       10,000          -           -         10,000       10,000            -       10,000         4,027
10%  (U)      100,000   (100,000)          -              -            -            -            -             -
 5%  (U)       50,000          -     (50,000)             -            -            -            -             -
10%  (U)       75,000    (75,000)          -              -            -            -            -             -
10%  (U)       25,000    (25,000)          -              -            -            -            -             -
10%  (U)       25,000    (25,000)          -              -            -            -            -             -
10%  (U)       50,000    (50,000)          -              -            -            -            -             -
10%  (U)       25,000          -           -         25,000            -            -            -             -
10%  (U)       75,000          -           -         75,000            -            -            -             -
10%  (U)       10,000          -           -         10,000            -            -            -             -
10%  (U)       30,000          -     (30,000)             -            -            -            -             -
10%  (U)       50,000          -     (50,000)             -            -            -            -             -
10%  (U)       12,500          -           -         12,500            -            -            -             -
10%  (U)       25,000          -     (25,000)             -            -            -            -             -
10%  (U)       10,000          -     (10,000)             -            -            -            -             -
10%  (U)       25,000          -     (25,000)             -            -            -            -             -
           ----------   --------   ---------    -----------   ----------   ----------   ----------   -----------
           $5,267,816   $325,000   $ 345,158    $ 4,587,658   $2,032,322   $2,263,146   $4,295,468   $ 2,804,322
           ==========   ========   =========                  ==========   ==========   ==========   ===========

Net Unamortized Debt Discount                    (1,491,146)
                                                -----------
Total convertible notes payable, net            $ 3,096,512
                                                ===========

(S) - Secured

(U) - Unsecured

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Terms and Original Debt Discount Assumptions

                                                                        Original Warrant Liability
              Convertible Promissory Notes                         Black-Scholes Valuation Assumptions
--------------------------------------------------------   ---------------------------------------------------
Interest    Balance     Maturity              Conversion               Exercise   Expected   Voli-    Discount
  Rate     9/30/2006      Date     Payments      Price       Shares      Price    Life(Yr)   tility     Rate
--------   ----------   --------   --------   ----------   ---------   --------   --------   ------   --------
9%  (S)    $1,450,000   3/6/07       (A)        $1.50           -         -          -         -         -
9%  (S)       600,000   2/8/07       (B)         1.50           -         -          -         -         -
10% (S)     2,250,000   1/11/07      (C)         1.00      2,000,000     1.00       3.0       271%      5.07%
 -   -           -         -         (D)         1.00        250,000     1.00       2.25      142%      5.03%
10% (U)       155,158   6/30/07      (E)          .75        304,000      .90       3.0       354%      3.96%
10% (U)        10,000   6/30/06      (F)          .90           -         -          -         -         -
10% (U)        25,000   6/30/06      (F)          .90           -         -          -         -         -
10% (U)        75,000   6/30/06      (F)          .90           -         -          -         -         -
10% (U)        10,000   6/30/06      (F)          .90           -         -          -         -         -
10% (U)        12,500   6/30/06      (F)          .90           -         -          -         -         -
           ----------
           $4,587,658
           ==========

(A) - Balance due on the maturity date.

(B) - Balance as due 2/8/2007. However, a second cash payment representing down payment was due 6/6/2006 totaling $440,000. No payment was made on the $440,000, see Note 15.

(C) - Balance due on the maturity date.

(D) - Relates to $250,000 additional borrowings from MMA on 9/20/2006 on the original $2,000,000 convertible note payable.

(E) - Monthly principle payments of $29,700 were to commence 6/1/2006. No payments have been made and the loan is in default.

(F) - Balance is past due and loan is in default. The Company is in negotiations to extend the maturity date or have the note converted.

(G) - Beneficial conversion feature is determined by multiplying the shares to be issued upon 100% conversion by the difference between the market price per share and the exercise price on the date of issuance of the convertible note.

         All debt discounts are amortized over the terms of the respective note or loan. The amortization of the debt discount was $2,688,414 for the nine months ended September 30, 2006 and was included in interest expense in the accompanying consolidated financial statements.

Convertible Promissory Note, Related Party:
-------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note in the principal amount of $350,000 to Street Venture Partners, LLC, a related party in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note earns interest at an annual rate of 10% and matures on January 3, 2007. As of September 30, 2006, the Note had an outstanding balance of $350,000. (See Note 11 and 13)

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         In addition, the holders of convertible notes and other notes that have been repaid in full were issued warrants to purchase up to 3,970,766 shares of the Company's common stock at prices ranging from $0.68 to $1.50.

Notes Payable
-------------

Notes payable consists of the following:

Notes Payable - Bearing interest at rates ranging from 5% to 15%
 unsecured and due at various dates through August 2007 ..........  $   156,433

Notes payable assumed from DynEco ................................       20,154

Line of credit - IRT/ITR .........................................      210,000
                                                                    -----------
                                                                    $   386,587
Less Current portion .............................................     (371,086)
                                                                    -----------
    Notes payable, net of current portion ........................  $    15,501
                                                                    ===========

         At September 30, 2006, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $35,000. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at September 30, 2006.

Loan Payable - TRDA
-------------------

Technological Research and Development Authority Funding Agreement:

         In November 2002, the Company entered into an agreement with the Florida Technological Research and Development Authority (TRDA), which provides for up to $150,000 in funding for the development and commercialization of DynEco's UniVane(R) compressors and hydrogen circulators for fuel cell applications. The terms of the agreement require the Company to make royalty payments to TRDA equal to five percent of future UniVane(R)-related sales up to an amount equal to three times the amount DynEco receives from TRDA.

         During 2003, the Company received the entire $150,000 funding commitment. The agreement expires in November 2012. Pursuant to EITF No. 88-18 "Sale of Future Revenues", the Company recorded the funding as a current liability and in connection with APB No. 21 "Interest on Receivables and Payables," accretes interest to the maximum value of $450,000 through the November 2012 expiration date. The accreted balance due as of September 30, 2006 was $235,138 and is included as loan payable - TRDA in the accompanying consolidated balance sheet.

Capital Leases
--------------

         During the nine months period ending September 30, 2006 the Company entered into capital equipment leases with an aggregate gross value of $116,540. The term of the leases range from three to five years, with interest rates ranging from 4.99% to 11.44%.

As of September 30, 2006 the Company's capital leases consisted of the following:

         Total Capital Leases ..........................     $ 116,093
         Less Current Capital leases ...................       (32,580)
                                                             ---------
            Long-term portion of Capital leases ........     $  83,513
                                                             =========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

MMA Capital, LLC Financings
---------------------------

         On January 13, 2006, the Company issued a Secured Convertible Promissory Note with the principal balance of $2,000,000 to MMA Capital, LLC ("MMA"). As described below, on September 20, 2006, the parties amended this Note to increase the principal amount by $250,000 to a total of $2,250,000.

         On August 16, 2006, the Company entered into an agreement with MMA to defer interest payments due on the Note each quarter until January 11, 2007, the maturity date of the loan. In consideration for this deferral the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of the Company's common stock. In accordance with EITF 96-19, this transaction was treated as a modification of debt since the extra consideration given in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. As a result, the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification.

         At the option of the holder, the outstanding principal amount of the Note and accrued but unpaid interest may be converted into shares of the Company's common stock at the conversion rate of $1.00 per share, subject to adjustment in the event the Company issues shares for a consideration less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganizations or certain other corporate events. In connection with this transaction, the Company agreed to file a registration statement under the Securities Act of 1933, as amended, (the "Act") to register the shares issuable upon conversion of the Note. It constitutes an event of default under the Note and subjects the Company to liquidated damages if the Company does not complete an effective registration statement within 180 days of the effective date of the execution of a common stock subscription agreement, which would be executed when the lender provides notice of conversion of all or a portion of the debt, and if the Company does not maintain that effective registration statement for at least 90 days. For each week of non-compliance, liquidated damages are 2% of the product of (a) the sum of the holder's shares of stock not registered on a timely basis and (b) the weekly average closing price of the shares of the Company's common stock. The Company's obligations under the promissory note are collateralized by a security interest in substantially all of the Company's assets.

         In connection with the transaction, the Company issued to MMA a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant is exercisable for a period of three years and the number of warrant shares and the exercise price are subject to adjustment in the event the Company issues shares for a consideration less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganizations or certain other corporate events. If, at the time of exercise, there is not an effective registration statement covering the sale of the shares issuable upon exercise of the warrant, the warrant holder may exercise the warrant on a cashless basis, whereby the holder surrenders a portion of the warrants in lieu of paying the exercise price in cash.

         A finder's fee equal to 8% of the proceeds ($160,000) was paid in cash to Forte Capital Partners LLC, in connection with the transaction. The transaction was exempt from the registration requirements of the Act by reason of Section 4(2) as a transaction by an issuer not involving any public offering. The $160,000 was recorded as a deferred debt issuance cost asset and is being amortized over the debt term.

         On September 20, 2006, the Company and MMA entered into a Second Modification of Secured Convertible Promissory Note, pursuant to which the principal of the Note was increased by $250,000 to $2,250,000. Further, on September 20, 2006, the Company and MMA entered into a Modification of Warrant to Purchase Shares of Common Stock, pursuant to which the number of warrant shares was increased by 250,000 shares to 2,250,000 shares.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Per SFAS 133 and EITF 00-19, the convertible note will be classified as one financial instrument as it is considered conventional convertible debt. In addition, the warrant is are classified as a liability ("warrant liability") (see Note 7) due to the liquidated damages provision in the registration rights agreement at its initial fair value with a corresponding charge to debt discount. The beneficial conversion value associated with the convertible debt is recorded as a debt discount and additional paid in capital.

         In accordance with SFAS 133, the warrants underlying the warrant liability are revalued quarterly based on assumptions in effect on that date using the Black-Scholes model. See Note 7 for the assumptions related to the revaluation and the related effect on the warrant liability and warrant valuation income (expense) during the period.

DynEco March 2, 2005 Convertible Notes and Modification and Waiver Agreement
----------------------------------------------------------------------------

         On January 13, 2006, the Company and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation entered into a Modification and Waiver Agreement pursuant to which Convertible Promissory Notes issued by the Company to these parties in the aggregate principal balance of $327,000 on March 2, 2005 were amended to provide that interest on these Notes at the rate of 5% per annum would be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 were to commence on June 1, 2006. As of September 30, 2006, the Company is in default of the terms of the Modification and Waiver Agreement. Accordingly, the Company has accrued default interest at the rate of 10% from the date of default of June 1, 2006.

         As consideration for the Modification and Waiver Agreement, the Company paid these noteholders a total of $232,210, consisting of $154,632 in principal payments and a premium in the amount of $77,578. The Company recorded the premium as additional expense in the fourth quarter of 2005 . The notes are convertible at the conversion rate of $0.75 per share, subject to adjustments, including anti-dilution adjustments and an adjustment if the Company issues common stock or rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets. As of September 30, 2006, there was $155,158 in outstanding principal remaining on these notes.

         As additional consideration to induce the note holders to enter into the Modification and Waiver Agreement, the Company issued the investors an aggregate of 200,000 shares of its common stock. Pursuant to the terms of the Modification and Waiver Agreement (a) those provisions of the transaction documents dated March 2, 2005 providing exceptions to the adjustment provisions of the notes and warrants were eliminated, (b) the exercise price of the warrants to purchase up to 259,000 shares of the Company's common stock issued under the March 2, 2005 transaction documents was changed to $1.00 per share and the warrants are exercisable for three years from January 23, 2006 and (c) the number of shares issuable upon exercise of these warrants cannot be reduced to less than 300,000 shares, resulting in an issuance of 45,000 additional warrants. Under the Modification and Waiver Agreement, under certain circumstances, the Company may require the investors to exercise the warrants in full. The Company may prepay the remaining principal balance of the notes at 150% of the principle, plus interests and other amounts due, through the redemption date but only if an effective registration statement exists.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The Company agreed to file an amendment to the existing registration statement covering the sale of the shares issuable upon conversion of these notes and exercise of the warrants. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages to the note holders. The registration statement was filed on April 12, 2006 and was required to become effective by June 13, 2006. In addition, the Company agreed to file a new registration statement covering the sale of the shares issuable pursuant to the Modification and Waiver Agreement the sale of which was not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages.The registration statement was filed on May 12, 2006 and was required to become effective by July 13, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required. The post-effective amended registration statement and the additional registration statement did not become effective in the required 60 days due to comments received from theSEC with respect to the registration statement. The Modification and Waiver Agreement provides for liquidated damages payable to the note holders of an amount equal to two percent (2%) of the Purchase Price of the Notes remaining unconverted for each thirty (30)days or part thereof, that a registration statement is not effective. The Company must pay the liquidated damages in cash. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which liquidated damages are payable. As of this filing, the note holders have not taken any action on this deficiency and the Company has accrued $22,444 as of September 30, 2006, in liquidated damages recorded as an operating expense.

         During the first quarter, the Company recorded a non-cash loss relating to (i) the extinguishment of debt of $208,442, (ii) the value of the 200,000 shares of common stock issued (valued at $.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock),
(iii) issuance of additional warrants, and (iv) the write-off of deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $232,944 at the modification date.

         In accordance with SFAS 133, the warrants underlying the warrant liability are revalued quarterly based on assumptions in effect on that date using the Black-Scholes model. See Note 7 for the assumptions related to the revaluation and the related effect on the warrant liability and warrant valuation income (expense) during the period.

NOTE 7   WARRANT LIABILITY

         The Company recorded a warrant liability related to Convertible Notes issued on March 5, 2005 in connection with the Modification and Waiver Agreement of January 13, 2006 and the MMA Capital LLC financing due to the liquidated damages provision in the registration rights agreement requiring liability treatment under EITF 00-19(See Note 6). The remaining warrant liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as warrant valuation income or expense.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The Company's warrant liability and related revaluation assumptions are as follows:

                         3/2/05
                      Convertible                       Total         Warranty
                         Note            MMA          Warranty        (Income)
                        Holders        Capital        Liability       Expense
                      -----------    -----------     -----------     ----------
Balance 12/31/2005     $ 232,944     $         -     $   232,944     $        -

MMA transaction ...            -       1,793,382       1,783,382              -
Change in value ...      337,851       1,882,191       2,220,242      2,220,242
                       ---------     -----------     -----------     ----------
Balance 3/31/06 ...      570,795       3,675,573       4,246,368      2,220,242

Change in value ...     (198,044)     (1,243,447)     (1,441,491)    (1,441,491)
                       ---------     -----------     -----------     ----------
Balance at 6/30/06       372,751       2,432,126       2,804,877        778,551

MMA transaction ...            -         236,820         236,820              -
Change in value ...     (100,248)       (716,853)       (817,101)      (817,101)
                       ---------     -----------     -----------     ----------
Balance at 9/30/06       272,503       1,952,093       2,224,596        (38,550)
                       =========     ===========     ===========     ==========

March 31, 2006
--------------
     Warrants ............    304,500    2,000,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.85        $1.85
     Expected life (years)        3.0         2.75
     Volatility ..........       354%         354%
     Discount rate .......       4.29         4.29

June 30, 2006
-------------
     Warrants ............    304,500    2,000,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.25        $1.25
     Expected life (years)       2.75          2.5
     Volatility ..........       271%         271%
     Discount rate .......       5.07         5.07

September 30, 2006
------------------
     Warrants ............    304,500    2,250,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.16        $1.16
     Expected life (years)        2.5         2.25
     Volatility (A) ......       142%         142%
     Discount rate .......       5.03         5.03

The Company recalculated the volatility percentage on September 30, 2006 by excluding stock prices prior to the merger date of January 13, 2006, from the calculation as the Company believes the period of January 13, 2006, through September 30, 2006, is a representative period to measure post merger volatility. Any change in the warranty liability as a result of the change in the period used to measure volatility was recorded as a change in estimate and charged to earnings in the third quarter of 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 8   COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at September 30, 2006.

         The Company has been named as a principal party to proceedings brought by Raymon Valdes and Changes In L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. The Company recently received service of the complaint and is reviewing its contents. The complaint seeks approximately $440,000 on breach of contract damages relating to the Company's acquisition of Changes In L'Attitudes. The Company is in the process of retaining counsel to respond to the complaint and anticipates issuing additional comment on its legal position after full review of the matter. An acquisition payable of $440,000 and interest expense totaling $81,000 has been accrued as of September 30, 2006, relative to this claim.


NOTE 9   STOCKHOLDERS' DEFICIT

Common Stock Issued Pursuant to Recapitalization
------------------------------------------------

         The Company is deemed to have issued 1,157,951 shares of common stock to the shareholders of DynEco, as part of the Stock Exchange Agreement. In addition, the Company assumed liabilities of $855,704 (See Note 12).

Common Stock Issued in Acquisitions
-----------------------------------

         On March 6, 2006, the Company issued 340,000 shares of its common stock to Raymon Valdes, pursuant to the acquisition of Changes in L'Attitudes, Inc. The shares were valued at $2.50 per share (the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition period) for an aggregate value of $850,680.

         On March 6, 2006, the Company issued 700,000 shares of its common stock to Stephen A. Hicks, pursuant to the acquisition of IRT-ITR. The shares were valued at $2.62 per share (the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition period) for an aggregate value of$1,833,300.

Modification and Waiver Agreement
---------------------------------

         On January 13, 2006, the Company issued 200,000 shares of its common stock to convertible note holders pursuant to the Modification and Waiver Agreement (See Note 6). The shares were valued at $.90 per share for an aggregate value of $180,018 based on contemporaneous cash sales of Company common stock.

         On August 8, 2006, the Company entered into an agreement with MMA to defer interest payments due each quarter until January 11, 2007, the maturity date of the Notes. In consideration for this deferral the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of its common stock. The stock was valued at $1.25 per share for an aggregate value of $125,000 based on contemporaneous cash sales of Company common stock. In accordance with EITF 96-19, this transaction was treated as a modification of debt since the consideration given in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. As a result, the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification. The value of the shares was recognized immediately as a modification expense. The retroactive portion of the increase in interest of $22,685 was also recognized immediately.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Common Stock Issued for Cash
----------------------------

         On April 25, 2006, the Company issued and sold 50,000 shares of its common stock for $1.00 per share and issued a warrant to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         On May 31, 2006, the Company issued and sold 10,000 shares of its common stock for $1.00 per share and issued a warrant to purchase an additional 10,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         On June 29, 2006, the Company issued 100,000 shares of its common stock for $1.00 per share to MMA Capital. In connection with this transaction, the Company paid a finder's fee of $9,800 in cash and 80,000 shares of its common stock to Forte Capital. The 80,000 shares were valued at $82,000 or $1.16 per share determined using the market stock price as of issuance, recorded as common stock issuable at the common stock's par value and charged to operations as consulting expense.

         On June 29, 2006, the Company issued and sold 15,000 shares of its common stock for $1.00 per share and issued a warrant to purchase an additional 15,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of five (5) years from the date of issuance.

         On July 10, 2006, the Company issued and sold 400,000 shares of its common stock for $1.00 per share to MMA Capital. In connection with this transaction, the Company paid a finder's fee of $49,000 in cash to Forte Capital, LLC.. In connection with this transaction, the Company agreed to file a new registration statementcovering the sale of these shares on or before October 2, 2006, or within thirty (30) days of the effective date of the Company's pending post-effective amendment(s), whichever comes first, and to cause the registration statement to become effective within sixty (60) days of its filing with the SEC. The Company is subject to liquidated damages if the registration statement is not timely filed or should the registration statement not be declared effective within the above-stated time period, of two percent (2%) of the committed capital investment, in cash or common stock of the Company at current market price, at the Purchaser's discretion, for each one (1) calendar month of delay in either filing or effectiveness, or both. This late-filing/late-effectiveness provision also applies to the Common Stock Purchase Agreement between MMA Capital and the Company dated June 29, 2006 as set forth in the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006. As of November 17, 2006, the Company has not filed a registration statement to register these shares and liquidated damages will be accrued beginning in the forth quarter of 2006.

         On July 28, 2006, the Company issued and sold 250,000 shares of its common stock to Miller Investments, LLC for $1.00 per share and warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of five (5) years from the date of issuance.

         On August 9, 2006, the Company issued and sold 20,000 shares of its common stock for $1.00 per share and warrants to purchase an additional 10,000 shares at an exercise price of $1.00 per share.

Common Stock Issued Pursuant to Warrant Exercise
------------------------------------------------

         On March 15, 2006, the Company issued 133,332 shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $90,000.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         On April 14, 2006, the Company issued 66,600shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $45,000.

Common Stock Issued in Conversion of Convertible Notes Payable
--------------------------------------------------------------

         For the nine months ended September 30, 2006 the Company issued a total of 384,135 shares of its common stock pursuant to the conversion of six convertible promissory notes in the aggregate principal amount of $325,000 plus accrued interest of $22,092, at a conversion rate of $.90 per share. The Company expensed any remaining unamortized debt discount related to these notes upon conversion.

         On September 5, 2006, the Company issued 488,400 shares of its common stock pursuant to the conversion a related party convertible promissory note in the principal amount of $400,000 plus accrued interest of $39,560, at a conversion rate of $.90 per share.

Common Stock Issued For Services:
--------------------------------

         On July 1, 2006, the Company entered into an agreement with Redwood Consultants LLC to provide investor relation services to the Company. Pursuant to this agreement, the Company issued Redwood Consultants 400,000 vested shares of the Company's common stock valued at $500,000 or $1.25 per share determined using the market stock price as of the date of the agreement. The fair value of $500,000 will be amortized over the one year term of the agreement. The amortized value of $125,000 of this agreement at September 30, 2006 has been charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

         On July 11, 2006, the Company entered into an agreement with The Research Works, LLC to provide equity research about the Company. Pursuant to the Agreement, the Company issued The Research Works 80,000 vested shares of the Company's common stock valued at $128,000 or $1.60 per share determined using the market stock price as of the date of the agreement. The fair value of $128,000 will be amortized over the term of the agreement from July 11, 2006 to August 1, 2007. The amortized value of $32,100 of this agreement at September 30, 2006 has been charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

         On August 21, 2006, the Company issued 30,000 shares of its common stock to MMA Capital aspayment for consulting services valued at $36,900 or $1.23 per share determined using the market stock price as of issuance. The value of these shares was expensed upon issuance.

         On August 29, 2006, the Company issued 170,000 shares of its common stock to Forte Capital as payment for consultingservices valued at $212,500 or $1.25 per share determined using the market stock price as of issuance. The value of these shares was expensed upon issuance.

         On September 1, 2006, the Company issued 200,000 shares of its common stock to Len Sculler, a former director of the Company valued at $270,000 or $1.35 per share determined using the market stock price as of issuance. The value of these shares was expensed as director fees upon issuance.

         On September 20, 2006, the Company issued 100,000 shares of its common stock to IMS-GA, LLC, an entity affiliated through common management with MMA, as payment for consulting services valued at $125,000 or $1.25 per share determined using the market stock price as of issuance. The fair value of the $125,000 will be amortized over the one year term of the agreement. The amortized value of this agreement of $10,400 as of September 30, 2006 has been recorded as equity and charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Common Stock Warrants and Valuation:
------------------------------------

         As of September 30, 2006, the Company had outstanding warrants exercisable for a total of 4,988,217 shares of common stock.

         The Company estimates the value of awards of share-based payments using the Black-Scholes option pricing method that uses assumptions in effect on the date of grant. The assumptions of volatility are based on historical volatility since the Company does not have traded options on which to base any estimate of implied volatility. The assumptions of expected term are based on the contractual term since the Company has no reliable history to measure the expected term. The risk free rate for periods within the expected term of the option are based on the U.S. treasury yield curve in effect at the time of the grant. From January 13, 2006, the merger date, to June 30, 2006, the Company used pre-merger and post merger stock prices for estimating volatility. Beginning in the quarter ended September 30, 2006, the Company calculated volatility by excluding stock prices prior to the merger date as the Company believes the post merger period of January 13, 2006 to the period end is now a representative period for measuring post merger volatility.

Common Stock Warrants Issued to Non-Employees:
---------------------------------------------

         A summary of warrant activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 are as follows:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Non-Employee Warrants               Shares     Price         Term        Value
---------------------               -------   --------   -----------   ---------
Outstanding at January 1, 2006 ..         0     0.00        0.00           -
Granted .........................   200,000     1.25        5.00           -
Exercised .......................         0     0.00         -             -
Forfeited or expired ............         0      -           -             -
Outstanding at September 30, 2006   200,000     1.25        5.00           -
Exercisable at September 30, 2006   200,000     1.25        5.00           -

         The weighted-average grant-date fair value of warrants granted to non-employees during the nine months ended September 30, 2006 and 2005 was $185,976 and $0, respectively.

         Effective January 16, 2006, the Company granted warrants exercisable for 200,000 shares of its common stock valued at $185,976 to MBN Consulting, LLC as payment for consulting services. The consulting agreement had a term of two years and contained termination provisions, including the Company's right to terminate the agreement upon 60 days written notice. The value of the warrants were determined based on the following assumptions: an exercise price of $1.25, an expected term equal to the warrant exercise period of 5 years, an expected volatility of 335%, no expected dividends and a risk free rate of 4.07. The value of the warrants of $185,976 was being amortized over the two year life of the consulting agreement. On July 18, 2006, the Company issued a written notice of termination and the consulting agreement was terminated on September 17, 2006. The remaining unamortized consulting fee was charged to operations upon termination.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Warrants Issued for Cash
------------------------

         A summary of warrant activity for warrants sold for cash as of September 30, 2006 and changes during the nine months ended September 30, 2006 are as follows:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Warrants Issued for Cash            Shares     Price         Term        Value
------------------------           ---------  --------   -----------   ---------
Oustanding at January 1, 2006 ...  1,104,923    0.70        3.99           -
Granted .........................  3,023,889    0.99        3.99           -
Issued in recapitalization ......    859,337    4.89        2.27           -
Exercised .......................   (199,932)   0.68         -             -
Forfeited or expired ............          -     -           -             -
Oustanding at September 30, 2006   4,788,217    1.63        3.29           -
Exercisable at September 30, 2006  4,788,217    1.69        3.54           -

         The weighted average valuation assumptions as of September 30, 2006 are as follows:

Expected volatility .............     343%
Weighted average volatility .....     343%
Expected dividends ..............     0
Expected term (in years) ........     5
Risk-free rate ..................     4.27%

         On January 3, 2006, pursuant to the agreement with Street Venture Partners, LLC, a related party (see Note 13), the Company issued warrants exercisable for 388,889 shares of its common stock, at an exercise price of $0.90 per share.

         On January 13, 2006, the Company issued warrants exercisable for 859,337 shares of its common stock at exercise prices ranging from $3.00 to $11.25 per share to the original shareholders of DynEco Corporation as part of the Company's recapitalization.

         On January 13, 2006 and September 20, 2006, pursuant to the Company's agreements with MMA Capital, the Company issued warrants exercisable for 2,000,000 and 250,000 shares of its common stock, respectively, at the exercise price of $1.00 per share (see Note 6). The value of the warrants were recorded as debt discount and are being amortized over the remaining term of the MMA convertible notes payable. (See Notes 6 and 7)

         On July 28, 2006, pursuant to the Company's agreement with Miller Investments, LLC, the Company issued warrants exercisable for 250,000 shares of its common stock at an exercise price of $1.00 per share issued. The warrants are exercisable for a period of five (5) years from the date of issuance.

         On July 15, 2006, pursuant to the sale of shares of its common stock, the Company issued warrants exercisable for 15,000 shares of its common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of five (5) years from the date of issuance.

         During the nine months ended September 30, 2006, pursuant to the conversion of outstanding promissory notes, the Company issued warrants exercisable for 120,000 shares of its common stock at exercise prices ranging from $.75 to $1.00 per share.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 10  DEFERRED REVENUE

         Deferred revenue primarily represents money received from customers as either a deposit on, or full payment for, trips not yet traveled or services not yet earned. Total deferred revenue at September 30, 2006 was $654,769.

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Diversified Acquisition Trust, LLC
----------------------------------

         Geoffrey J. Eiten is the sole beneficial owner of Diversified Acquisition Trust, LLC ("DAT"). Mr. Eiten, through the Trustee, exercises sole investment and voting powers over the Trust. On September 5, 2005, the Company issued the Trust a convertible promissory note in the principal amount of $400,000. The Note bears interest at 10% per annum and is convertible into shares of the Company's common stock at a conversion rate of $0.68 per share. In connection with this transaction, the Company also issued a warrant exercisable for shares of its common stock at the exercise price of $0.68 per share. On September 5, 2006, the convertible promissory note and all accrued interest were converted into 488,400 shares of the Company's common stock.

         DAT also held unsecured promissory notes in the amounts of $10,000, $30,000, and $25,000 all with a maturity date of February 28, 2006, and bearing an annual interest rate of 10.0%. The loans were repaid during the first quarter of 2006.

         DAT owns 1,395,066 shares or approximately 12% of the Company's issued and outstanding common stock as of September 30, 2006.

         Mr. Eiten was not employed by the Company at any time through September 30, 2006.

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of September 30, 2006, Street Venture Partners LLC owned 1,066,666 shares or approximately 9% of the Company's issued and outstanding common stock.

         See Note 13 for purchase of asset from this related party.

Claudale Ltd.
------------

         Claudale Limited is a Gibraltar-based company that manages a family trust (which owns no shares of the Company's common stock) for Mr. Daniel G. Brandano, the Company's CEO and Chairman. Mr. Brandano has no ownership interest in Claudale Limited and disclaims beneficial ownership or control of any shares of the Company's common stock owned by Claudale Limited.

         At September 30, 2006, Claudale Ltd. owned 693,333 shares or approximately 5.8% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         At September 30, 2006, Brian J. Brandano owned 333,333 shares or approximately 2.8% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman and was employed by the Company until July 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At September 30, 2006, the Company owed $50,000 to Stephen A. Hicks, the former 100% shareholder of IRT-ITR, for advances made to IRT-ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.

NOTE 12  RECAPITALIZATION OF DYNAMIC LEISURE GROUP

         On January 13, 2006, DynEco entered into an agreement with the former shareholders of DLG, pursuant to which DynEco acquired all of the outstanding capital stock of DLG, and DLG became a wholly-owned subsidiary of DynEco.

         As consideration for its acquisition of the outstanding capital stock of DLG, DynEco issued an aggregate of 197,000 shares of its Series A Preferred Stock to the former shareholders of DLG.

         Issuance of the Series A Preferred Stock in exchange for the outstanding capital stock of DLG pursuant to the Stock Exchange Agreement resulted in a change in control of DynEco where (a) the former shareholders of DLG acquired approximately 83% of the currently outstanding voting securities of DynEco, and (b) the designees of the former shareholders of DLG were appointed as the executive officers and a majority of the board of directors of DynEco. The Series A Preferred Stock converted into 6,566,667 shares of common stock of the Company when the Company's Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock sufficient to permit full conversion of the Series A Preferred Stock. DynEco also agreed that the currently outstanding options and warrants of DLG would be exchanged for options and warrants to purchase an aggregate of 1,493,887 post-reverse shares of common stock of DynEco, and that the then-outstanding convertible promissory notes of DLG would become convertible into 1,386,111 post-reverse shares of common stock of DynEco (after taking into account the Company's 1 for 30 reverse stock split which was effected on January 13, 2006.

         The transaction was exempt from the registration requirements of the Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

         The transaction is treated as a recapitalization of DLG. Accordingly, the financial statements of the Company subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of DLG, and the operations of DynEco from the recapitalization date.

NOTE 13  BUSINESS ACQUISITIONS AND ACQUISITION LIABILITIES

Casual Car General Service Agreement
------------------------------------

         On January 3, 2006, Street Venture Partners, LLC (See Note 9), sold the U.S. rights to the Casual Car General Service Agreement ("GSA") to DLG for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of common stock at a fixed price of $.90 per share. The Promissory Note is convertible into the Company's common stock at $.90 per share and bears interest at 10% per annum. The agreement was recorded as an Intangible Asset at a value of $348,413, and a short term deposit of $1,587 and will be amortized over 2.5 years. The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

         The Company plans to continue with the Casual Car GSA, selling direct to the final consumer via the Internet, under the Casual Car rental brand. The Casual Car GSA allows the Company to establish a foundation in certain desired leisure travel markets with multiple product offerings.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Changes in L'Attitudes, Inc.
----------------------------

         On February 8, 2006, the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CIL"), for a purchase price of $2,090,680. The purchase price included the acquisition of intangible assets and goodwill related to CIL's position in the travel industry as a specialist in providing resort destination travel packages to the Caribbean and Eastern Mexico, its web based assets consisting of CIL's websites, URL's, and search engine optimization abilities that drive inquiries to the Company, and its management team and trained workforce. Almost all of its business originates via the Internet. CIL is located in Largo, Florida. It has since been integrated into the Company's corporate headquarters in Tampa, Florida. The purchase price consisted of a combination of cash ($640,000), 340,000 shares of the Company's common stock, valued at $2.50 per share (the average closing price of the Company's common stock during the acquisition period ($850,680)), and a one-year secured Convertible Promissory Note in the principal amount of $600,000 convertible into shares of the Company's common stock at $1.50 per share. The cash portion of the purchase price was payable in two tranches, $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CIL for the years ended December 31, 2004, and December 31, 2005. As of September 30, 2006, the remaining cash portion of the purchase price has not been paid.

         Additional shares of common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues to the acquiree/seller Dynamic's common stock at a rate of less than $1.50 per share. The issuance of any additional shares will not result in a change to the recorded value of this acquisition because the issuance of additional shares is contingent upon a change in security price. The Company agreed to include the sale of the shares issued and those issuable upon conversion of the Note in the next registration statement filed by the Company. That registration statement was filed with the SEC on May 12, 2006.

         The Convertible Promissory Note bears interest at the rate of 9% per annum, and matures on February 7, 2007. The Note is convertible into shares of the Company's common stock, on or before the maturity date, at the conversion rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $2,500,000 or more, early repayment of 50% of the outstanding balance on the Note may be required. If the Company receives in excess of $5,000,000 in cumulative net external financing, an early repayment of the full outstanding balance on the Note may be required. The Company has agreed to include the sale of the shares issued, and those issuable upon conversion of the Note in the next registration statement filed by the Company. The Note is secured by a lien on the assets of CIL. A beneficial conversion value of $480,000 was calculated by multiplying the expected number of shares to be issued upon conversion of the debt by the difference between the conversion price of $1.50 per share and the market value of the common stock on the debt issuance date of $2.70 per share. The debt discount is being amortized over the term of the debt.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at September 30, 2006. Purchase price adjustments following the closing are customary.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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
                                                       ==========

         Goodwill of $1,610,336 is expected to be deductible over 15 years for tax purposes. The intangible asset relates to a value assigned to CIL's web based assets consisting of CIL's internet presence through its websites, URL's, and search engine optimization abilities that drive inquires to the Company. The amortization period is five years or 60 months from the acquisition date. However, since the purchase price allocation was revised 5 months after the acquisition, the amortization will occur over the remaining life of 55 months beginning July 1, 2006. The web based assets acquired were valued based upon the estimated annual number of inquiries resulting from CIL's internet presence multiplied by an estimated cost per inquiry then projected over a 60 month period.

         The results of CIL operations are included in the consolidated financial statements beginning with the date of acquisition.

         On November 13, 2006, the seller filed a complaint in Hillsborough County, Florida, Circuit Court against the Company seeking approximately $420,000 in breach of contract damages relating to the Company's acquisition of Changes In L'Attitudes. Interest expense of $81,000 relative to this claim has been accrued as of September 30, 2006. (See Note 15)

Island Resort Tours, Inc. and International Travel and Resorts, Inc.
--------------------------------------------------------------------

         On March 6, 2006, the Company purchased all of the issued and outstanding capital stock of Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), for a purchase price of $4,783,300. The purchase price included the acquisition of intangible assets and goodwill related to its contacts and contracts with travel suppliers, expertise of its management team and trained workforce. The acquisition of IRT and ITR is expected to increase the Company's presence in the desired Caribbean leisure travel market, provide access to key travel industry products, and add to the expertise of the Company's management team. IRT and ITR are both located in New York, New York.

         The purchase price consisted of a combination of cash ($1,500,000), 700,000 shares of the Company's common stock valued at $2.62 per share (the average closing price of the Company's common stock during the acquisition period ($1,833,300)), and a one-year secured Convertible Promissory Note in the principal amount of $1,450,000. The cash portion of the purchase price is payable in two tranches, $500,000 delivered at closing, with the balance to be delivered on or before May 5, 2006, following completion of audits of the financial statements of IRT and ITR for the years ended December 31, 2004 and 2005. The Company is currently in discussion with the former owner of IRT - ITR to reduce the cash portion of the payment. The agreed upon amount will be paid when an agreement is reached.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Additional shares of the Company's common stock may be issued if the Company, as part of any subsequent business acquisitions on or before December 31, 2006, issues shares of its common stock at a rate less than $1.50 per share. The issuance of any additional shares will not result in a change to the recorded value of this acquisition because the issuance of additional shares is contingent upon a change in security price. In such event, additional shares may be issued equivalent to the most favorable rate, but in no event at a rate less than $1.00 per share. Up to an additional 350,000 shares of the Company's common stock could be issued as a result of this adjustment provision.

         The Convertible Promissory Note bears interest at the rate of 9% per annum and matures on March 6, 2007. The Note is convertible into shares of the Company's common stock on or before the maturity date at a rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. A beneficial value of $1,208,334 was calculated by multiplying the expected number of shares to be issued upon conversion of the debt by the difference between the conversion price of $1.50 per share and the market value of the common stock on the debt issuance date of $2.70 per share. The debt discount is being amortized over the term of the Note.

         Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $3,500,000 or more prior to the maturity date, early repayment of 50% of the outstanding balance on the Note may be required. If the Company receives in excess of $7,000,000 in cumulative net external financing prior to the maturity date, an early repayment of the full outstanding balance on the Note may be required. The Company agreed to include the sale of the shares issued and those issuable upon conversion of the Note in the next registration statement filed by the Company. That registration statement was filed with the SEC on May 12, 2006.

         The Note is secured by a lien on assets of IRT and ITR

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at September 30, 2006. Purchase price adjustments following the closing are customary.

                                                           March 6, 2006
                                                           -------------
         Current assets ............................         $  708,167
         Other assets ..............................             80,236
         Intangible ................................          1,600,000
         Goodwill ..................................          3,505,360
                                                             ----------
         Total assets ..............................          5,893,763
         Current liabilities .......................          1,110,463
                                                             ----------
         Net assets acquired .......................         $4,783,300
                                                             ==========

         Goodwill of $3,505,360 is expected to be deductible over 15 years.

         Intangible assets represents the value of certain airline contracts that the Company assumed in the purchase of IRT/ITR. These contracts allow the Company to purchase airline tickets on a wholesale basis. The amortization period is three years or 36 months from the acquisition date. However, since the purchase price allocation was revised four months after the acquisition, the amortization will occur over the remaining life of 32 months beginning July 1, 2006. The airline contracts were valued based upon the expected net cash flow from bulk airline ticket sales over three years.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The results of IRT/ITR operations are included in the consolidated financial statements beginning with the date of acquisition.

         The table below summarizes the unaudited pro forma information of the consolidated results of operations for the nine months ended September 30, 2006 and 2005 as though the CIL and IRT-ITR business combinations had been completed as of the beginning of the period reported on:

                                              2006             2005
                                              ----             ----
         Revenues ...................     $ 5,237,851      $ 3,337,425
         Cost of Revenue ............       3,601,412        2,259,377
         Gross Profit ...............       1,636,439        1,078,048
         Operating  Expenses ........       5,187,212        1,220,888
         Operating Loss .............      (3,550,773)        (142,840)
         Other Expenses .............       3,694,553        3,219,066
         Net Loss ...................      (7,245,326)      (3,076,226)
         Net Loss per share .........     $     (0.76)     $     (0.35)

         The main difference in the net loss between 2006 and 2005 is due to the fact that in 2005 DLG was a development-stage company with minimal expenses. In 2006 expenses were incurred as a result of acquisitions, organizational costs relating to establishing company structure, expenditures related to being a public company, and the building of a corporate staff.

NOTE 14  OTHER MATTERS

Separation Agreement dated January 13, 2006
-------------------------------------------

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

         The Separation Agreement resulted in the forfeiture of accrued compensation of $283,625 by Dr. Edwards in 2006, and the transfer to him of $33,418 recorded net value of fixed assets, both of these items were written off the balance sheet of DynEco prior to the recapitalization that occurred on January 13, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

MANAGEMENT OF THE COMPANY
-------------------------

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Note, Thomas C. Edwards resigned as an officer (President and Chief Executive Officer) and director of DynEco Corporation, and Kevin Hooper resigned as a director of DynEco Corporation. In accordance with the terms of the Stock Exchange Agreement, Leonard Sculler, who has served as a director of DynEco Corporation since June 2003, continued to serve as a director of the Company until his resignation on November 6, 2006. George R. Schell, who served as a director of DynEco since 1998, confirmed in a January 2006 telephone conversation with the Company's General Counsel that he had informally resigned as a director of DynEco Corporation, and was not re-elected at a January 31, 2006 Meeting of Shareholders.

         At the Meeting of Shareholders, the following persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualified:

         Daniel G. Brandano
         Thomas W. Busch
         Robert A.G. LeVine
         Leonard Sculler

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Report, the following persons were appointed to serve as officers of the Company, in the capacities indicated, until the next annual meeting of the board of directors and until their successors are duly elected and qualified:

         Daniel G. Brandano - President
         Thomas W. Busch - Vice President and Treasurer
         Robert A.G. LeVine - Secretary

         On June 5, 2006, Thomas W. Busch resigned as Director, Vice President, Treasurer and Chief Financial Officer of Dynamic Leisure Corporation. Daniel G. Brandano assumed the responsibilities of treasurer and chief financial officer. On November 6, 2006, Len Sculler and Robert LeVine submitted their resignations, effective immediately, from the Board of Directors of the Company. The resignations were not as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. On November 6, 2006, the Company's Board appointed Mark E. Crone and Eric H. Winston to fill the Board vacancies created by the resignations of Mr. Sculler and Mr. LeVine.

EXCLUSIVE PATENT AND KNOW-HOW LICENSE AGREEMENT DATED JANUARY 12, 2006
----------------------------------------------------------------------

         On January 12, 2006, DynEco and Dr. Thomas C. Edwards, the Company's then CEO entered into an Exclusive Patent and Know-How License Agreement that amended and superseded the Exclusive Patent and Know-How License Agreement dated February 4, 2004, by and between DynEco and Dr. Edwards. The 1994 Agreement granted DynEco the exclusive license to use certain patented technology owned by Dr. Edwards, in return for a royalty payment to Dr. Edwards based upon a percentage of revenues generated from sales of products incorporating the licensed technology. The Company subsequently granted the Parker-Hannifin Corporation an exclusive license to use the technology covered by 1994 License Agreement in UniVane(R) products developed by Parker-Hannifin.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         On October 5, 2006, the Company entered into an Assignment and Assumption Agreement, with Buccaneer Exploration, Inc. pursuant to which the Company agreed to sell, assign and transfer to Buccaneers Exploration, Inc. all of the Company's right, title and interest in the Exclusive Worldwide License Agreement between the Company and Parker Hannifin Corporation dated May 1, 2003, and Buccaneer Exploration agreed to assume all of the Company's obligations under the License Agreement, including repayment of any amounts the Company expended in association with the License Agreement. The consummation of this transaction is subject to the approval of TRDA, which has not yet been granted by TRDA as of the date of this filing.

         On October 5, 2006, the Company entered into a second Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which the Company agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of the Company's right, title and interest in the TRDA Funding Agreement dated November 20, 2002 with the Technology Research Development Authority of the State of Florida ("TRDA"), and Buccaneer Exploration has agreed to assume all of the Company's obligations under the Funding Agreement, including payment of the Company's TRDA loan payable - TRDA. The consummation of this transaction is subject to the approval of TRDA, which has not yet been granted by TRDA as of the date of this filing.

         On October 5, 2006, the Company entered into a third Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which the Company agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of the Company's right, title and interest in the Exclusive Patent and Know-How License Agreement dated January 12, 2006, by and between DynEco Corporation (n/k/a Dynamic) and Dr. Thomas C. Edwards, and Buccaneer Exploration agreed to assume all of the Company's obligations under the Edwards Patent Agreement.

ARTICLES OF CORRECTION TO CHANGE DYNECO CORPORATION'S NAME
----------------------------------------------------------

         On February 28, 2006, DynEco filed Articles of Correction with the Secretary of State of Minnesota, to change DynEco's name to Dynamic Leisure Corporation. These Articles were effective in the State of Minnesota at the close of business on March 3, 2006.

         There was no financial effect related to this filing.

NOTE 15  SUBSEQUENT EVENTS AND CONTINGENCIES

         On October 12, 2006, the Company sold 10,000 shares of common stock for $10,000 or $1.00 per share.

         On November 6, 2006, the Company's Board of Directors appointed Mark E. Crone and Eric H. Winston to fill the vacancies created by the resignations of Mr. Sculler and Mr. LeVine. The Company granted Eric H. Winston 200,000 shares of common stock valued at $140,000 or $.70 per share (based on the closing price of the Company's common stock on the date of issuance). The Company also granted Mark E. Crone an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.70 per share, the closing price of the Company's common stock on the date of grant.

         On November 6, 2006, the Company granted an option to purchase 800,000 shares of its common stock at an exercise price of $0.70 per share, the closing price of the Company's common stock on the date of grant, to its attorneys as compensation for professional fees.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         On November 9, 2006, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". Whereby the Company sold to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of One Million Dollars ($1,000,000). The $1,000,000 is to be funded in two tranches ($600,000 on November 9, 2006, and $400,000 upon filing the Registration Statement). The offering was made pursuant to Section 4(2) of the Act, as amended. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than $1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Notes are convertible into common stock of the Company at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion; provided, however, that the Notes are convertible into common stock of the Company at a 45% discount in the event that the Registration Statement covering the resale of securities underlying the Notes ("Registration Statement"), is filed on or before December 11, 2006; and (ii) a 40% discount in the event that the Registration Statement becomes effective on or before March 9, 2007. In connection with the offering, the Company issued an aggregate of 5,000,000 warrants to purchase common stock at a price of $1.50 per share ("Warrants"). The Warrants are exercisable for a period of seven years. The number of shares subject to the Warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the 5-day average of the last reported sales of the Company's Common Stock. In addition, in certain circumstances the warrant exercise price will be adjusted if after the Registration Statement is declared effective, the closing price for the Company's Common Stock closes below $1.00.

         The conversion of the Notes is subject to an effective Registration Statement pursuant to the terms of a Registration Rights Agreement. The Company has the right to redeem the Notes under certain circumstances, as well as the right to pay monthly cash payments to prevent any conversion of the Notes during such month. The Notes are secured by all of the Company's assets pursuant to the terms of a Security Agreement and Intellectual Property Security Agreement. The proceeds of the offering will be used to repay certain indebtedness and for working capital.

         Due to the variable conversion price, the secured convertible term notes will be bifurcated and recorded as two liability instruments, a debt instrument and an embedded conversion option liability at fair value.

         The Company has been named as a principal party to proceedings brought by Raymon Valdes and Changes In L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. The Company recently received service of the complaint and is reviewing its contents. The complaint seeks approximately $440,000 on breach of contract theories relating to the Company's acquisition of Changes In L'Attitudes. The Company is in the process of retaining counsel to respond to the complaint and anticipates issuing additional comment on its legal position after full review of the matter. An acquisition payable of $440,000 and interest expense totaling $81,000 has been accrued as of September 30, 2006, relative to this proceeding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, and implementing new technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors." Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

         Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

         The following analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report, in the Company's 10-KSB/A annual report, and Form 8-K's, which include the latest financials statements of Dynamic Leisure Group, Inc., Changes in L'Attitudes, Inc., Island Resort Tours,Inc, and International Travel and Resorts, Inc.

GENERAL

         Dynamic Leisure Group (DLG) was formed in Tampa, Florida in May 2005, with the intention of entering the wholesale leisure travel industry. Our primary strategy was to align ourselves with established businesses with products in key leisure travel destinations through acquisition, mergers, or strategic alliances, then grow revenues through product offerings selling directly to consumers, primarily over the Internet as well as through the brick and mortar travel agencies and other third parties and improved service delivered by Company's personnel from its customer service support center.

         Since January 2006, the Company has proceeded to follow a plan of strategic acquisitions to obtain supplier contracts or revenue streams primarily in the travel industry. The Stock Exchange Agreement between DynEco Corporation and DLG dated January 13, 2006 included the patent rights to UniVane Technology. DynEco had previously agreed to license the technology to Parker Hannifin, in order to minimize certain development costs and potentially increase time and uses to market. On October 5, 2006, the Company entered into agreements with Buccaneer Exploration, Inc. pursuant to which the Company has agreed to transfer to Buccaneer all of its right, title and interest under three agreements: (i) the licensing agreement between the Company and Parker Hannifin Corporation;
(ii) the TRDA Funding Agreement dated November 20, 2002 between the Company and the Technological Research and Development Authority of Florida; and (iii) the Exclusive Patent and Know-How License Agreement dated January 12, 2006, by and between DynEco Corporation (n/k/a Dynamic) and Dr. Thomas C. Edwards, in exchange for the assumption by Buccaneer of the TRDA loan and certain other financial responsibilities. The transaction is subject to the approval of Technological Research and Development Authority, which has not yet been granted by TRDA as of the date of this filing.

         Since the Company's recapitalization, in January 2006, the Company has begun to implement its business plan to acquire strategic business with key supplier contracts and revenue streams in the travel industry.

         On February 8, 2006, the Company acquired Changes in L-Attitudes, Inc.
(CIL) a Largo, Florida online leisure travel company. On March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc (collectively "IRT-ITR"), two New York-based wholesale tour operators. CIL and IRT-ITR are primarily focused on leisure travel in the Caribbean and Mexico.

         Our strategy now is focused primarily on the acquisition and integration of key assets in the leisure travel industry to provide an ongoing business base, including the implementation of its proprietary dynamic packaging travel software, Tourscape. We expect to produce initial revenue growth via opportunities in the leisure travel market, including developing a more prominent Internet presence.

         Our executive offices are located at 5680A Cypress Street Tampa, Florida 33607, and our telephone number there is (813) 877-6300.

CRITICAL ACCOUNTING ESTIMATES

Stock Based Compensation Plans

         The Company has one active stock-based compensation plan that originated prior to the January 13, 2006 merger. The board of directors administers this plan and may grant options to key individuals at their discretion. Terms and prices are to be determined by the compensation committee or the board. This plan has an aggregate of 11,055 shares of common stock reserved for future issuance. Total options outstanding were 104,539 at September 30, 2006. No options were granted under this plan during the nine months ended September 30, 2006. The Company has reserved 2,300,000 shares of common stock related to stock options included in certain agreements, the grant of which is contingent on the authorization and establishment of a new incentive stock option plan by the Company.

         On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. During 2006, all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no cumulative effect of applying SFAS 123R at January 1, 2006.

Warrant Liability

         Pursuant to our fundraising efforts, we have issued secured and unsecured Convertible Promissory Notes and warrants that include provisions requiring us to register the shares of common stock issuable upon conversion of these Notes. Per SFAS 133 and EITF 00-19 we are required to record the value of warrants issued in connection with these Notes as a warrant liability.

         The valuation of the warrant liability is based on a Black-Scholes model and will vary, potentially significantly, based on factors such as the remaining term of the warrants, recent volatility (change) in the price of our common stock, and the market price of our common stock. Changes in the valuation of the warrant liability are recorded as other income or expense in the period of the change.

RESULTS OF OPERATIONS

         Because DLG was founded in May 2005, there exists limited operating and no comparable financial results in prior years for the three months ended March 31, 2005. The comparable 2005 results begin at our inception date of May 16, 2005. The operating results of the Company are included beginning January 13, 2006, the operating results of CIL and IRT-ITR are included beginning February 8, 2006 and March 6, 2006, respectively, the date of acquisition by the Company. Revenues for the near term will depend upon our ability to continue existing revenue streams from leisure travel businesses and execute on our plans for additional revenue growth.

         Our revenues for 2006 were derived from CIL and IRT-ITR as we began to expand in the leisure travel market. Operating expenses for the three months and nine months ended September 30, 2006 are a combination of the operating expenses from CIL and ITR-IRT as a result of their acquisition and the concurrent establishment of corporate infrastructure, technology, and operational functions to support the planned growth of the business.

         A net loss of $7,312,316 was reported for the nine months ended September 30, 2006, in part was the result of significant non-cash based general and administrative expenses, depreciation and amortization, interest expense from amortization of discounts on convertible promissory notes and charges incurred for the extinguishment of debt for part of the outstanding balance of a convertible note payable from investors in the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

         With an inception date of May 16, 2005, Dynamic Leisure Group, Inc was a developmental stage company and as such did not generate any revenue in 2005. DLG had $161,010 in general and administrative expenses incurred during the third quarter of 2005 consisting primarily of salaries of $100,500 and professional fees of $19,000, mostly related to capital rasing efforts.

         During the first quarter of 2006, the Company moved from the developmental stage to the operational stage by acquiring CIL on February 8, 2006 and IRT-ITR on March 6, 2006. The operating results for our three months ended September 30, 2006 include activity from these acquisitions for the entire quarter.

         Revenues for the three months ended September 30, 2006 were $1,299,505. Our revenue was derived primarily from the sale of travel packages paid for and traveled during the period of $1,044,177 and the sale of certain airline tickets when issued, recorded on a net revenue basis, and certain fees or commissions earned during the period of $248,003.

         Gross profit from the sale of travel packages totaled $208,804 or 20% of related revenues. Gross profit from the sale of airline tickets, recorded on a net revenue basis, and certain fees and commissions totaled $201,973 or 81.4% of related revenue, with costs of revenue consisting of commissions payable to independent travel agents and certain third party processing fees.

         General and administrative expenses for the three months ended September 30, 2006 were $2,149,014 compared to $1,534,873 and $831,028 for the second and first and second quarters of 2006, respectively. During the third quarter, the Company has recorded certain non-cash expenses totaling $711,140, as compared $42,036 in the first two quarters of 2006. The non-cash expenses consisted of the value of common stock and warrants, recorded at fair value, issued to service providers and a director. These non-cash expenses included public relation fees of $157,100, financial consultants fees of $284,040 and stock issued to a former director valued at $270,000.

         All other general and administrative expenses for the three months ended September 30, 2006 were $1,437,874 as compared to $1,412,789 and $826,515 for the second and first quarters of 2006, respectively. These xpenses increased from the first to second and third quarter as a result of the acquisitions of CIL and IRT/ITR and costs related to integrating those operations consisting of professional fees and increased personnel costs. General and administrative expenses for the third quarter consisted of accounting fees of $124,439 in the third quarter compared to $123,890 and $52,046 in the second and first quarters, respectively; legal fees of $50,411 compared to $10,515 and $15,396 in the second and first quarters, respectively; financial and technology contractor services expense was $33,509 compared to $110,602 and $118,749 in the second and first quarters, respectively; payroll and related taxes and benefits were $658,316 compared to $722,006 and $445,125 in the second and first quarters, respectively; and the balance of the general and administrative expenses were $571,199 compared to $487,812 and $153,163 in the second and first quarters, respectively.

         As we increase the volume of our business and contracts with suppliers, and sell more products directly to the traveling customer over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         Interest expense for the three months ended September 30, 2006 was $1,333,589. This amount consists of interest expense accrued on outstanding loans of $133,202 and interest recorded on purchase price payables of $81,000 plus non-cash interest expense items consisting of the amortization of debt discount of $994,387 and common stock valued at $125,000 and issued as consideration for the modification of debt agreements.

         The warrant valuation for the third quarter of 2006 resulted in income of $817,101 due to the reduction of the volatility of the Company's common stock to 142%. The Company remeasured the volatility of its stock as of September 30, 2006 by evaluating changes in stock price from January 13, 2006, the recapitalization date, to September 30, 2006. Formerly, volatility was measured by the inclusion of years prior to the merger. As a result, volatility was reduced from 271% as of June 30, 2006 (as previously reported) to 142% as of September 30, 2006. This remeasurement as been recorded as a change in estimate in the three months ended September 30, 2006. The valuation of the warrant liability is a non-cash income or expense to the Company.

         Net loss in the three months ended September 30, 2006 was $2,622,012 as compared to $532,995 in the second quarter of 2006. The third quarter net loss includes non-cash general and administrative expenses of $711,140, depreciation and amortization expense of $336,221 and non-cash interest expense of $1,119,387 attributed to the issuance of securities.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE PERIOD FROM INCEPTION (MAY 16, 2005) TO SEPTEMBER 30, 2005.

         With an inception date of May 16, 2005, Dynamic Leisure Group, Inc was in a developmental stage company during 2005 and as such did not generate any revenue. DLG had general and administrative expenses the $210,835 during the first nine months of 2005 consisting of salaries of $134,000 and professional fees of $34,750, primarily related to capital rasing efforts.

         During the first quarter of 2006 the Company moved from the developmental-stage to the operational stage by acquiring Changes in L'Attitudes, Inc. on February 8, 2006 and IRT-ITR on March 6, 2006. The operating results for our nine months ended September 30, 2006 include activity from the date of these acquisitions to September 30, 2006.

         Revenues for the nine months ended September 30, 2006 were $4,307,315 and gross profit was $1,265,840. Our revenues were derived primarily from the sale of travel packages paid for and traveled during the period of $3,547,323, and the sale of certain airline tickets, recorded on a net revenue basis, when issued and certain fees or commissions considered earned during the period of $706,012.

         Gross profit from the sale of travel packages was $688,613 or 19.4% of related revenues. Gross profit from the sale of airline tickets, recorded on a net revenue basis, and certain fees and commissions was $525,747 or 74.5% of related revenue, with costs of revenue consisting of commissions payable to independent travel agents and certain third party processing fees.

         General and administrative expenses for the nine months ended September 30, 2006 were $4,430,354 compared to $210,835 for the same period in 2005. The increase is the result of Company acquiring CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively and expanding its corporate operations. During the nine months ended September 30, 2006, the Company recorded certain non-cash expenses of $753,176 related to the value of common stock and warrants recorded at fair value, and issued to service providers and a former director. These non-cash expenses included public relation fees of $157,100, financial consultant fees of $326,076 and stock issued to a former director valued at $270,000.

         All other general and administrative expenses for the nine months ended September 30, 2006 were $3,677,178 and including costs related to integrating the operations of CIL and IRT-ITR, which increased professional fees and personnel costs. More specifically, accounting fees were $300,375, legal fees were $76,322, financial and technology contractor services were $262,860, and payroll and related taxes and benefits were $1,825,447. The remaining general and administrative expenses totaled $1,212,174. As we increase the volume of our business and relationships with suppliers, and sell more products directly to the traveling customer over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         Interest expense for the first nine months of 2006 was $3,518,484. This amount consists of interest accrued on outstanding loans of $203,460 and interest recorded on purchase price payables of $81,000 plus non-cash interest expense items including the amortization of debt discount of $2,688,414, the value of common stock of $305,018 issued as consideration for the modification of debt agreements and $240,592 related to warrant liability. The holders of the outstanding convertible notes have the option to receive the interest payments in either cash or common stock. While we expect the interest on convertible notes payable to be paid in common stock, there is no guarantee that this will occur.

         For the nine months ended September 30, 2006, we incurred a $208,452 loss on extinguishment of debt, and $38,550 of warrant valuation income related to the issuance of new warrants as part of financing transactions and the revaluation of warrants previously issued.

         Net loss was $7,312,316 for the nine months ended September 30, 2006 and includes non-cash general and administrative expenses of $753,176, depreciation and amortization of $420,782 and non-cash interest expense of $3,234,024 attributed to the issuance of securities.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2006, the Company acquired proprietary software technology, proprietary engineering technology, and operations in the wholesale leisure travel market. Our financial condition relies on continuing equity investment until the Company is able to profitably grow our wholesale leisure travel business. During the first nine months of 2006, travel revenue and income from operations was not enough to offset financing expenses related to the Company's recapitalization, subsequent financing expenses related to an investment by MMA Capital, acquisition costs for CIA and IRT-ITR, and professional fees.

         During the nine months ended September 30, 2006, the Company's main sources of liquidity were from the issuance of convertible promissory notes and the sale of shares of its common stock. During the nine months ended September 30, 2006, the Company issued three convertible promissory notes for total proceeds of $2,310,000. During ths period net proceeds from sales of the Company's common stock were $923,156. The primary use of these proceeds was to fund the Company's cash operating deficit of $2,381,546, to repay debt of $345,158, to pay debt issuance costs of $202,223. In addition, the Company had investing activities of $121,045 and an increase in the level of cash of $255,871.

         For the nine months ended September 30, 2006, the Company used cash in operating activities of $2,381,546. Cash was used to fund a net loss of $7,312,316 that was then off set by non cash expenses consisting of general and administrative expenses of $753,176, depreciation and amortization expense of $420,782 and non cash interest expense of $3,234,024 attributed to the issuance of securities. Cash used for operations included an increase in other assets of $111,947 and an increase in prepaid customer travel costs of $89,754. Cash was generated from operations by decreasing accounts receivable by $260,561 and increasing current liabilities by $141,504.

         As of September 30, 2006, our primary source of liquidity was $294,570 of cash and $202,417 of accounts receivable. At September 30, 2006, the Company had a working capital deficit of $9,061,268, primarily due to warrant liability of $2,224,596, acquisitions payable of $1,440,000, convertible notes payable, net of discount of $3,096,512, and convertible notes payable - related party of $350,000. The convertible notes payable and convertible notes payable to a related parties, consists of promissory notes convertible into the Company's common stock. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur.

         At September 30, 2006, the Company had total assets of $9,494,503, of which long-term assets of $7,572,498 consisted of goodwill of $5,115,696, intangible assets of $2,279,887, deposits of $100,251, debt issue cost of $76,664 and $801,769 of property and equipment, including $641,347 relating to our Tourscape software being implemented as of September 30, 2006. Total liabilities were $10,280,518, including long term liabilities of $99,014. Total shareholders' deficit was $786,015.

         We were formerly in default on $2,155,158 in notes payable. On August 16, 2006 we entered in to a Modification of the $2,000,000 MMA note, which deferred the interest payments until January 13, 2007. In return for this deferral, MMA was granted 100,000 shares of the Company's common stock and the interest rate was increased retroactively from 8% to 10%. The Company is accruing the default interest rate of 10% on notes from March 2005 DynEco financing with the aggregate outstanding balance at September 30,2006 of $155,158.

         We are also in default of the repayment terms on unsecured notes payable aggregating $35,000 at September 30, 2006, initially issued by DynEco prior to the January 13, 2006 recapitalization. No extension has been granted by the debt holders. We had anticipated settling the balance owing on these notes payable through issuance of common stock; however, as of September 30, 2006, this had not yet occurred nor is there any assurance that this will take place.

         Five convertible notes totaling $132,500 were due on June 30, 2006 and were not paid on that date. The Company is currently in discussions with the note holders to convert these past due notes to common stock. There were repayments during the nine months ended September 30, 2006, of $345,158 of convertible promissory notes. In addition, there were conversions to common stock of promissory notes and related accrued interest totaling $786,652 during the first nine months of 2006.

         We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CIL, and IRT-ITR. We have relied upon equity financing in order to fund operations. During the nine months ended September 30, 2006, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds has created a situation where we will require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of September 30, 2006, and the date of this filing, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of CIA and IRT-ITR, we issued an additional 1,040,000 shares of the Company's common stock, agreed to pay $1,440,000 in additional cash, and $2,050,000 of secured Convertible Notes payable. While we anticipate all of the Convertible Notes Payable to convert to shares of the Company's common stock, which would reduce our potential cash payment for the notes, the issuance additional shares of our common stock would further dilute our existing shareholders. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities, and until such time, we will rely upon external sources of liquidity, including additional private placements of the Company's common or preferred stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities further in the leisure travel market, will increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all.

         As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near term cash flow from operations. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development, deployment of software technology and integration of acquisitions in the near future. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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

SEASONALITY AND INFLATION

         Our leisure travel business is currently primarily concentrated in the Caribbean, eastern Mexico and ourcustomers are primarily from the United States. The leisure travel in this market typically is greater in the first four or five months of the calendar year, as people travel to warmer and resort destinations, The summer and early fall months between June and November may be negatively affected by the weather, such as in 2005 when a record 28 named tropical storms developed in the area, including 7 storms classified as either category 4 or 5. During 2006, tropical storm activity has been at a slower pace than 2005. Travel in the Caribbean and Mexico involves traveling to different countries which can have significantly different rates of inflation or currency valuation compared to the US dollar, with certain destinations considered to be more luxury oriented and relatively more expensive, and others more price or value oriented. A reduction in disposable income for inflation, has recently meant a reduction of the overall spending on a leisure travel, which could affect our revenue or gross margin. The Company is working to establish more travel destinations to lessen the effect on weather and seasonality for 2007.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         On January 3, 2006, DLG issued a Convertible Promissory Note to Street Venture Partners, LLC in the amount of $350,000. The Note bears interest at the rate of ten percent (10%) per annum and is due and payable on January 3, 2007. The Note is convertible into shares of the Company's common stock at the rate of $0.90 per share. In connection with this transaction, the Company issued Street Venture Partners a warrant exercisable for up to 388,500 shares of the Company's common stock at an exercise price $0.90 per share. The offer and sale of the Note and warrant were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On January 13, 2006, DynEco entered into a Stock Exchange Agreement (the "reverse merger") with all of the shareholders of Dynamic Leisure Group, Inc., a Florida corporation (now known as Dynamic Leisure Group North America, Inc.). As part of the reverse merger transaction, and to cure a default with two of the selling security holders, the Company entered into Restructured Financing, (See financial statements note 6), under which 100,000 (post-reverse split) shares of common stock were issued to Alpha Capital Aktiengesellschaft and another 100,000 (post-reverse split) shares of common stock were issued to JM Investors, LLC. Under the terms of the Restructured Financing, the Company is required to register shares sufficient to cover one hundred fifty percent (150%) of the common stock issued. In addition, under the terms of the anti-dilution terms of the Restructured Financing, Alpha Capital Aktiengesellschaft has been granted an additional 29,800 warrants, and JM Investors, LLC has been granted an additional 15,700 warrants, both covered by a registration statement.

         Also as part of the reverse merger transaction, the Company entered into a new financing, (See Financial Statements Note 6), including issuance of a Secured Convertible Promissory Note to MMA Capital LLC, a Delaware limited liability company, in the amount of $2,000,000, with simple interest at the rate of eight percent (8%) per annum, convertible into shares of common stock at a conversion price of one dollar ($1.00) per share. In addition, the Company issued warrants to MMA Capital, LLC to purchase 2,000,000 shares of common stock at an exercise price of one dollar ($1.00) per share. The offer and sale of the Note and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         In connection with the Stock Exchange Agreement of January 13, 2006, on March 6, 2006 the Company issued the former shareholders of Dynamic Leisure Group, Inc. an aggregate of 6,566,667 shares of Dynamic's common stock.

         On January 16, 2006, the Company entered into a Consulting Agreement with MBN Consulting, LLC, under which the consultant was granted 200,000 warrants to purchase shares of the Company's common stock at an exercise price of one dollar twenty-five cents ($1.25) per share. The Company had reasonable grounds to believe that the security holder was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Act. The investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, the investor was also "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued to the investor included a legend to the effect that the securities were not registered under the Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. The issuance of the shares and warrants was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On January 25, 2006, the Company issued a Convertible Promissory Note in the amount of $50,000 to Peter H. Clark in exchange for financing. On March 9, 2006, the security holder converted the note, and the Company has issued 55,500 shares to the security holder. In addition, the security holder was issued 50,000 warrants to purchase common stock of the Company at an exercise price of one dollar ($1.00) per share. The Company had reasonable grounds to believe that the security holder was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Act. The investor was provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Accordingly, the investor was also "sophisticated" within the meaning of federal securities laws. The certificate evidencing securities issued to the investor included a legend to the effect that the securities were not registered under the Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transactions. The offer and sale of the Notes and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

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

         On April 25, 2006, the Company entered into a Subscription Agreement with David Halperin, pursuant to which the Company issued and sold 50,000 shares of common stock for an aggregate purchase price of $50,000 and warrants exercisable for 50,000 shares of common stock of the Company at an exercise price of $1.00 per share. The investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions. The offer and sale of the shares and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On May 31, 2006, the Company entered into a Subscription Agreement with Peter L. Johnson, pursuant to which the Company issued and sold 10,000 shares of its common stock for an aggregate purchase price of $10,000 and warrants exercisable for 10,000 shares of its common stock at an exercise price of $1.00 per share. The investor was provided access to business and financial information about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions. The offer and sale of the shares and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On June 29, 2006, the Company entered into a Common Stock Purchase Agreement with MMA Capital, LLC, a Delaware Limited Liability Company, pursuant to which the Company issued and sold 100,000 shares of its common stock for an aggregate purchase price of $100,000. The offer and sale of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On July 10, 2006, the Company entered into a Common Stock Purchase Agreement with MMA Capital, LLC, pursuant to which MMA agreed to purchase, and the Company agreed to issue and sell 400,000 shares of the Company's common stock, at the aggregate purchase price of $400,000. These shares of common stock pursuant to this agreement were issued and sold on July 12, 2006 (100,000 shares), August 21, 2006 (225,000 shares and September 6, 2006 (75,000 shares). The offer and sale of the shares and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On July 1, 2006, the Company issued 400,000 shares of its common stock Redwood Consultants, LLC for consulting services valued at $500,000 or $1.25 per share (the closing market price of the Company's common stock on the day of issuance). The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On July 10, 2006, the Company entered into a Subscription Agreement with David O. Jensen pursuant to which the Company issued and sold 15,000 shares its common stock for an aggregate purchase price of $15,000 and warrants exercisable for 15,000 of the Company's common stock at $1.00 per share. The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On July 11, 2006, the Company issued 80,000 shares of its common stock to The Research Works, LLC for services rendered through August 2007 valued at $128,000 or $1.60 per share (the closing market price of the Company's common stock on the day of issuance). The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On July 28, 2006, the Company entered into a stock purchase agreement with Miller Investments, LLC pursuant to which the Company issued and sold 250,000 shares of its common stock for an aggregate purchase price of $250,000 and warrants exercisable for up to 250,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to potential adjustment(s) in the exercise price as set forth in the warrant. The warrants are exercisable for a period of five (5) years from the date of issuance. The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On August 8, 2006 the Company entered into an agreement with MMA to defer interest payments due each quarter until the end of the term of the loan on January 11, 2007. In consideration for this deferral the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of the Company's stock. The stock was valued at $1.25 per share or an aggregate $125,000 based on contemporaneous cash sales of Company common stock. In accordance with EITF 96-19, this transaction was treated a modification of debt since the extra consideration give in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. This means that the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification. The value of the shares was recognized immediately as a modification expense classified as interest. The retroactive portion of the increase in interest of $22,685 was also recognized immediately.

         On August 9, 2006, the Company issued and sold 20,000 shares of common stock for an aggregate purchase price of $20,000 and warrants exercisable for 10,000 shares at an exercise price of $1.00 per share. The offer and sale of the shares and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On August 21, 2006, the Company issued 30,000 shares of common stock to MMA Capital for consulting services rendered valued at $36,900 or $1.23 per share (the closing market price of the Company's common stock on the day of issuance). The issuance of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On August 29, 2006, the Company issued 170,000 shares of common stock to Forte Capital for consulting services rendered valued at $212,500 or $1.25 per share (the closing market price of the Company's common stock on the day of issuance). The issuance of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On September 1, 2006, the Company issued 200,000 shares of its common stock to a director of the Company valued at $270,000 or $1.35 per share (the closing market price of the Company's common stock on the day of issuance). The issuance of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On September 5, 2006, the Company issued a total of 488,400 shares of common stock on conversion of a related party convertible note aggregating $400,000 plus accrued interest of $39,560, based on a conversion rate of $.90 per share. The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

         On September 20, 2006, the Company issued 100,000 shares of common stock to IMS-GA, LLC, an entity affiliated through common management with MMA for consulting services valued at $125,000 or $1.25 per share (the closing market price of the Company's common stock on the day of issuance). The issuance of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On October 12, 2006, the Company issued and sold 10,000 shares of its common stock for an aggregate purchase price of $10,000. The offer and sale of the shares was made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On November 6, 2006, the Company issued one member of the Board of Directors 200,000 shares of common stock valued at $140,000 or $.70 per share (based on the closing price of the Company's common stock on the date of issuance. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On November 6, 2006, the Company issued one member of the Board of Directors an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.70 per share, the closing price of the Company's common stock on the date of grant. The issuance of the options was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On November 6, 2006, the Company granted an option to purchase 800,000 shares of its common stock at an exercise price of $0.70 per share, the closing price of the Company's common stock on the date of grant, to its attorneys as compensation for professional fees. The issuance of the options was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On November 9, 2006, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,000,000. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than 1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Notes are convertible into common stock of the Company at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion; provided, however, that the Notes are convertible into common stock of the Company at a 45% discount in the event that the Registration Statement covering the resale of securities underlying the Notes ("Registration Statement"), is filed on or before December 11, 2006; and (ii) a 40% discount in the event that the Registration Statement becomes effective on or before March 9, 2007. In connection with the offering, the Company issued an aggregate of 5,000,000 warrants to purchase common stock at a price of $1.50 per share ("Warrants"). The Warrants are exercisable for a period of seven years. The number of shares subject to the Warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the 5-day average of the last reported sales of the Company's Common Stock. In addition, in certain circumstances the warrant exercise price will be adjusted if after the Registration Statement is declared effective, the closing price for the Company's Common Stock closes below $1.00. The issuance of the shares and warrants was exempt from the registration requirements of the Act by reason of
Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         The conversion of the Notes is subject to an effective Registration Statement pursuant to the terms of a Registration Rights Agreement. The Company has the right to redeem the Notes under certain circumstances, as well as the right to pay monthly cash payments to prevent any conversion of the Notes during such month. The Notes are secured by all of the Company's assets pursuant to the terms of a Security Agreement and Intellectual Property Security Agreement. The proceeds of the offering will be used to repay certain indebtedness and for working capital.

         The offer and sale of the Notes and warrants were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

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


Dated:   November 20, 2006              DYNAMIC LEISURE CORPORATION


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