Form 10KSB
period 2006-12-31
DYNAMIC LEISURE CORP
filed 2007-04-02
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

                        Commission File Number 333-07953

                           DYNAMIC LEISURE CORPORATION
                     (FORMERLY KNOWN AS DYNECO CORPORATION)
                 (Name of small business issuer in its charter)

                 Minnesota                                 41-1508703
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                             5680A W. Cypress Street
                                 Tampa, FL 33607
                    (Address of principal executive offices)

                    Issuer's Telephone Number: (813) 877-6300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES | | NO |x|

The issuer's revenues for the fiscal year ended December 31, 2006 were $5,817,252.

             Aggregate Market Value as of March 29, 2007: $4,340,418

             Common Stock outstanding at March 29, 2007: 12,401,195

                 Common Stock issuable at March 29, 2007: 80,000

    Transitional Small Business Disclosure format (Check one): YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Forward Looking Statements..................................................   3

Item 1.  Description of Business............................................   4

Item 2.  Description of Property............................................  10

Item 3.  Legal Proceedings..................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders................  11

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities...............  12

Item 6.  Management's Discussion and Analysis or Plan of Operation..........  15

Item 7.  Financial Statements...............................................  36

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  36

Item 8A. Controls and Procedures............................................  36

Item 8B. Other Information..................................................  37

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons,
         Compliance With Section 16(a) of the Exchange Act..................  37

Item 10. Executive Compensation.............................................  41

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ........................  42

Item 12. Certain Relationships and Related Transactions.....................  44

Item 13. Exhibits...........................................................  44

Item 14. Principal Accountant Fees and Services.............................  48

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may."

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

Factors that may cause our actual results to differ materially from those described in forward-looking statements include the risks discussed elsewhere in this Form 10-KSB under the caption "Risk Factors".

You should read the following summary together with the more detailed information regarding us and the securities being offered for sale by means of this Form 10-KSB and our financial statements and notes to those statements appearing elsewhere in this Form 10-KSB. This summary highlights information contained elsewhere in this Form 10-KSB.

All information contained in this Form 10-KSB is adjusted to reflect our recapitalization in January 2006 and a 1-for-30 reverse split of our common stock effective in March 2006.

In this filing, unless the context requires otherwise, references to the "Company", "Dynamic", "we", "us" and "our" are to Dynamic Leisure Corporation, formerly known as DynEco Corporation, and its wholly-owned subsidiaries, DynEco International, Inc., Dynamic Leisure Group North America, Inc., Dynamic Leisure Europe Limited (currently inactive), Dynamic Leisure Technologies, Inc. (currently inactive), Changes in L'Attitudes, Inc. ("CIL"), Island Resort Tours, Inc. ("IRT"), and International Travel and Resorts, Inc. ("ITR").

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Dynamic Leisure Corporation is engaged in the business of marketing, selling and distributing a variety of vacation packages, cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the fiscal year ended December 31, 2006, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.

Through our websites and customer service center, customers can search for, inquire about, price and purchase vacation packages and other travel-related products. We have experienced travel consultants and customer service representatives available to both our wholesale and retail customers via toll-free telephone or e-mail to assist customers in selecting and purchasing vacation packages and stand-along travel related products.

Through our websites, www.Changes.com and www.eCasual.com, consumers can search for and price cruises and vacation packages. Through our website www.IslandResortTours.com, travel agencies and other travel resellers can search for and price vacation packages for their clients. We have eight travel consultants and customer service representatives headquartered in our 10,000 square foot facility in Tampa, Florida and six travel consultants and customer service representatives in our New York office with whom both our wholesale and retail customers may contact via toll-free telephone or email to purchase vacation packages.

On February 8, 2006, the Company acquired Changes in L'Attitudes, Inc., a Largo, Florida online leisure travel company. On March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc., two New York-based wholesale tour operators.

The Company intends to grow in 2007 by continuing to focus on the leisure travel markets of the Caribbean and Mexico, by expanding its travel products for destinations in Florida, Las Vegas, Hawaii, Europe, and Central and Southern America, and by developing a more prominent Internet presence.

We are a Minnesota corporation with our principal executive offices located at 5680A W. Cypress Street Tampa, Florida 33607. Our telephone number is (813) 877-6300.

The report of our independent registered public accounting firm with respect to our financial statements for the fiscal years ended December 31, 2006 and 2005 includes an explanatory paragraph wherein the auditors expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. Dynamic Leisure Group, Inc. had no revenues and a net loss of $485,314 for the period from May 16, 2005 (Inception) to December 31, 2005. For the fiscal year ended December 31, 2006, the Company had revenues of $5,817,252, a net loss of $11,009,388 and cash used in operations of $2,720,651.

COMPANY HISTORY

We were incorporated under the laws of the State of Minnesota in December 1984, under the name TERTM, Inc. In 1989, we changed our name to TERTM Technology Corporation and, in December 1993, again changed our name to DynEco Corporation. Most recently, in March 2006, we again changed our name to Dynamic Leisure Corporation.

Prior to January 13, 2006, we were engaged in the business of licensing to Parker-Hannifin Corporation on a royalty basis our UniVane air compressor and hydrogen circulator technology, as well as the technology and patents incorporated therein pursuant to an Exclusive Worldwide License Agreement. With the exception of an immaterial number of sales of prototype units, no sales of licensed products have been made to date. Consequently, the Company's then-directors sought a business partner to save the Company from ceasing operations, which ultimately required that the Company change its business plan.

In January 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic Leisure Group, Inc., a privately held Florida corporation, under which the Company acquired all of the outstanding capital stock of Dynamic Leisure Group, and Dynamic Leisure Group became a wholly owned subsidiary of the Company. Dynamic Leisure Group was founded in May 2005 for the purpose of consolidating leisure-based travel products, such as airfares, hotels, car rentals, excursions, and tours, using proprietary dynamic packaging software.

On October 5, 2006, we entered into an Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which we agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of our right, title and interest in the Exclusive Worldwide License Agreement with Parker Hannifin Corporation, and Buccaneer Exploration agreed to assume all of our obligations thereunder, including repayment of any amounts we expended in association therewith. The consummation of this transaction is subject to the approval of TRDA, which was subsequently received. On October 5, 2006, we entered into a second Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which we agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of our right, title and interest in the Funding Agreement dated November 20, 2002 with the Technology Research Development Authority of the State of Florida ("TRDA"), and Buccaneer Exploration has agreed to assume all of our obligations under the Funding Agreement, including payment of our outstanding loan to TRDA. The consummation of this transaction was subject to the approval of TRDA, which was subsequently received. On October 5, 2006, we entered into a third Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which we agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of our right, title and interest in the Exclusive Patent and Know-How License Agreement dated January 12, 2006, by and between DynEco Corporation (n/k/a Dynamic) and Dr. Thomas C. Edwards, and Buccaneer Exploration agreed to assume all of our obligations under the Edwards Patent Agreement.

A gain on the sale of assets was recognized totaling $235,138 as a result of these transactions in 2006.

CURRENT OPERATIONS

The Company is engaged in the business of marketing, selling and distributing a variety of travel products and services either as bundled vacation packages or as stand-alone products. The Company markets and sells its products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers.

Through our websites and customer service center, customers can search for, inquire about, price and purchase vacation packages and other travel-related products. We have experienced travel consultants and customer service representatives available to both our wholesale and retail customers via toll-free telephone or e-mail to assist customers in selecting and purchasing vacation packages and stand-along travel related products.

We have established relationships with leading hotels, car rental agencies and cruise lines that enable us to offer competitive rates at thousands of hotel properties, including but not limited to hoteliers such as Hilton, Marriott, Leading Hotels, Starwood, Accor (Sofitel, Novotel, Mercure and Ibis), Best Western and hundreds of individual hotels, and numerous car rental companies and cruise lines. In addition, we have entered into agreements with a number of leading airlines such as American Airlines, British Airways, Delta, Air France, US Air, Alitalia, Continental, SAS, AirJamaica, SwissAir, Iberia, Air Canada; Air Italia and Lan Chile. Many of these contracts are "net" or "bulk" contracts, which allow us to offer competitive pricing with reasonable margins. In Spring 2006, one major airline informed us that it recently cancelled wholesale bulk contracts with many of our competitors. No airline has cancelled or limited the Company's access to or use of our wholesale bulk contracts; however, these contracts are not exclusive to us and may be modified or cancelled in the airline's discretion. Our agreements with leading airlines, allow us to offer consumers what we believe to be the largest selection of low fares generally available to the public.

In addition, as a result of our long standing relationships with our suppliers, we have been able to negotiate a number of bulk contracts with these suppliers.

STRATEGY

Our objective is to become a leading distributor of bundled travel products. The key elements of our strategy include the following:

Implement Innovative Technology Platform. In 2005 we acquired the rights to TourScape, a dynamic packaging reservation and purchasing software system developed by the SABRE group. TourScape provides our customers greater flexibility and advanced functionality in searching for, pricing and purchasing bundled vacation packages online. TourScape also provides faster information flow to our reservation agents, and can be integrated into our accounting and other business systems. It also supports multiple product lines, multiple currencies, unlimited packaging capabilities, numerous pricing and costing methods and various commission levels. We believe that TourScape will improve our productivity, efficiency, record-keeping and business tracking, and reduce operator training and booking time. We have completed the implementation of TourScape in March 2007.

Increase Sales of Bundled Vacation Packages. We believe that in order to become profitable we must increase sales of our bundled vacation packages, which have higher margins than stand-alone travel related products. We intend to achieve this objective by:

      o  Offering attractive prices on personalized vacation packages and tours.

      o Expanding our product offerings by developing relationships with suppliers in new destinations.

      o Increasing awareness of our travel products by travel agencies and travel resellers through developing and distributing printed and online marketing materials, attending trade shows and networking with existing industry contracts.

Expand our Customer Base. Our goal is to increase our customer base by acquiring new customers in a cost-effective manner and increasing our market share in the rapidly growing online travel industry. We intend to achieve this objective by:

      o  Emphasizing online advertising and other targeted marketing strategies.

      o Cost-effectively building our brand through traditional broadcast and print channels.

      o Generating increased transactions from frequent customers using direct mail recognition programs and encouraging infrequent bookers to purchase more travel from us using supplier incentives.

      o Implementing strategies to drive traffic to our websites. We currently own over one hundred (100) uniform resource locators (URLs), most of which have been operating for at least five years. These URLs direct visitors to one of 30 websites and are currently registering monthly traffic ranging from 400 to 140,000 unique visitors per month. We are in the process of updating our existing websites and developing new websites to attract new customers based in the United States, Europe, Asia and Latin America.

      o  Increasing brand awareness of our websites and travel products.

      o Target international customers. We believe Europe represents a large market for vacation packages to U.S. destinations. We intend to target international customers through our wholly owned subsidiary Dynamic Leisure Europe Limited located in London, England.

Expand Relationships with Suppliers. As a result of our long-established relationships with travel industry vendors, we have been able to secure bulk contracts with a number of our suppliers, which permits us to price our products competitively while maintaining our gross margins. Our goal is to leverage these relationships and our reputation as an established wholesale travel supplier to increase the number of relationships we have with travel suppliers with the goal of increasing the number of bulk contracts that we have with our suppliers.

Improve Cross-Selling and Marketing Techniques. We have increased and intend to continue to increase cross-selling of lodging and car rental products by presenting air customers at the point of sale with an improved matrix display of lodging and car rental choices, based on their selected air travel itinerary. We are also increasing consumer awareness of our non-air travel offerings through targeted direct marketing of these products to our registered user base and other potential customers. A portion of our recent broadcast advertising has focused on our hotel initiatives and we expect to continue this targeted advertising.

Retain Customers by Providing a Superior Experience. Our goal is to offer consumers the broadest selection of travel options, the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products. We believe these factors will generate a high degree of customer loyalty and result in high customer retention rates. Key initiatives to promote higher customer retention include:

      o Continue to maintain strong supplier relationships to ensure the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products;

      o  Have specialized vacation package inventory available to consumers;

      o Utilize online tools that help facilitate complex leisure travel purchases; and

      o Provide the customer service, both online and off, that is necessary to make the customer feel comfortable booking our bundled leisure travel packages online.

Pursue New Business Opportunities. We plan to use our innovative technology and our relationships with travel suppliers to expand into new business opportunities that enhance our growth prospects.

In order to pursue these business opportunities and our other growth initiatives, we may make strategic acquisitions of other businesses, products and technologies. The discussion of our strategy in this section reflects our current view of the ways we intend to develop our business in the future. Many of the initiatives we describe above are at an early stage, and we continue to review them in light of changing business conditions. We may change our plans, and future developments could differ from those we intend or expect to occur.

Foster Strategic Partnerships and Private Label Programs. We believe that one of the most important aspects of developing a successful online travel website is the process of creating and managing the requisite strategic partnerships and alliances. Strategic partnerships with web portals, e-commerce companies and content providers have the potential to generate revenue from transactions and advertisements, and also place the brand in front of Internet users. We intend to pursue these types of strategic online partnerships as a means to generate traffic, customer acquisition and revenue. We intend to enter into private label agreements to provide fulfillment on all travel purchased on several heavily trafficked e-commerce websites.

Establish a Dynamic Affiliate Program. Thousands of websites are currently utilizing the affiliate (also known as associate or referral) programs of online vendors to offer their visitors the opportunity to buy everything from books to sporting goods to cars. These programs allow any website owner to create banner links that transport visitors to the affiliate e-commerce website in the hope they will make a purchase, thereby entitling the website owner to a commission. By establishing and promoting an affiliate program, we believe we will create an opportunity to sell travel products in appropriate contextual settings on complementary we sites. We are currently identifying e-commerce companies to establish our affiliate program. At this time we have not yet established an affiliate program, although as of December 31, 2006, we had begun the process of implementing affiliate links.

SALES AND MARKETING

We use various forms of marketing, including traditional advertising such as print publications and Internet advertising, placement on search engine websites such as Google and targeted online marketing efforts. For example, in June 2006, the Company initiated a targeted email marketing campaign to existing customers and individuals selected based on demographics and travel history. We expect to continue to use online advertising as our primary marketing vehicle. A smaller portion of our marketing budget is dedicated to traditional advertising such as print publications.

In addition, we participate in industry trade shows such as American Society of Travel Agents and the National Association of Commissioned Travel Agents to introduce our products and brands to the industry.

Creating our brands is a critical aspect of developing our business model and resulting sales. We intend to continue to utilize a combination of advertising strategies to market our brands, including the use of targeted e-mail campaigns, promotions, special offers, and newsletters.

COMPETITION

Our competitors in the online travel industry include travel suppliers and travel agencies. Each of these types of competitors and factors upon which we compete are described below. Many of our competitors have greater experience, brand name recognition and/or financial resources than we do. We may be unable to compete successfully and our failure to compete successfully may have a material adverse effect on our business, financial condition and results of operation.

SUPPLIERS

Suppliers primarily encompass airlines, hotels, car rental agencies and cruise lines. Advantages of suppliers over their agency counterparts include, among others:

      o  Well-established brands and consumer confidence in those brands;
      o  Customer loyalty;
      o  Existing operational infrastructure and fulfillment of capabilities;
      o  Access to additional inventories and pricing incentives;
      o  Other incentives such as frequent flyer miles programs; and
      o Availability of extensive financial resources to invest in Internet initiatives.

Travel Agencies. Travel agencies with an online presence are comprised of both online companies and established brick-and mortar operations. According to studies of online travel by such companies and/or publications as PhoCuswright, Inc., Forrest Research, Jupiter Research and Research Works, some of the leaders in online travel include, among others:

      o  Orbitz
      o  Travelocity
      o  Expedia
      o  GetThere.com
      o  Travel Network
      o  Uniglobe Travel
      o  Lowestfare.com

All of the leaders mentioned above offer price and availability search capabilities for air, hotel and car rental and allow the user to book directly online without human intervention. Most of the agencies also offer special deals and discounted offerings. Some provide destination content. One of the areas some agencies are endeavoring to enhance is their offering of tour packages and cruises.

INTELLECTUAL PROPERTY

We regard the protection of our intellectual property as important to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect intellectual property rights in our website architecture and technology, products, content and services. We plan to enter into confidentiality and invention assignment agreements with our employees and contractors in order to limit disclosure of our confidential information and to protect our ownership interest in our website architecture and technology. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies.

REGULATORY ENVIRONMENT

The services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and sale of travel services as well as laws requiring us to register as a "seller of travel." In addition, our services may be subject to various state and local taxing regulations.

In addition, our business is indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems. The sale and distribution of online travel services are currently subject to regulations in Canada (Canadian Computer Reservations Systems Regulations) and the European Commission (EC CRS Code of Conduct). In 2004, the Department of Transportation (the "DOT") published a Final Rule, abolishing the rules governing global distribution systems. As a part of the Final Rule, the DOT rejected proposals to regulate online travel service providers' fare displays; however, the DOT deferred consideration of a proposal to amend its policies regarding advertising of air tickets to require that agency service fees be stated separately from the price being charged by the airlines. Our current service fee disclosure practices differ from those proposed by the DOT. If the DOT were to resume consideration of and adopt the service fee proposal, we may have less flexibility regarding merchandising air travel on our websites.

We are subject to federal, state and international laws that require protection of user privacy and user data. In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union. Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. We are currently developing a privacy policy that is being designed to ensure the protection of the privacy of our customers and that we intend to be in compliance with the federal, state and international laws applicable to the Company. We also intend to take the necessary measures to ensure that our websites comply with industry standards relating to user privacy.

All of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services; however, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Recently telephone carriers have requested the Federal Communications Commission to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. These regulations, if promulgated, could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

The Company has 44 full-time and 4 part-time employees. No employee is a party to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are in Tampa, Florida, where we lease approximately 10,000 square feet under a lease scheduled to expire on June 30, 2011, with monthly rental payments of approximately $13,700.

We also lease approximately 5,000 square feet in New York City under a lease scheduled to expire in April 2008, with monthly rental payments of approximately $11,500.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as a principal party to proceedings brought in the name of Raymon Valdes and in the name of Changes In L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. The Company recently received service of the complaint and is reviewing its contents. The complaint seeks approximately $440,000 on breach of contract theories relating to the Company's acquisition of Changes In L'Attitudes. The Company has retained counsel to respond to the complaint and anticipates issuing additional comment on its legal position after full review of the matter. An acquisition payable of $440,000 and interest expense totaling $147,551 has been accrued as of December 31, 2006, relative to this proceeding. The Company has entered into settlement discussions with Raymon Valdes and has not yet resolved this matter.

The Company was named as a principal party to proceedings brought by MMA Capital, LLC in United States District Court for the Northern District of California. The proceedings began on November 22, 2006. The matter was resolved on March 5, 2007 when the parties entered into a Settlement Agreement that provided for the issuance of a warrant to MMA, and MMA agreed to (i) extend the maturity date of the Company's outstanding promissory note payable to MMA to March 5, 2008; and (ii) to dismiss its action against the Company. Note 6 further describes the terms of settlement.

The Company has been named as a principal party to proceedings brought by MBN Consulting, LLC in Hillsborough County, Florida, Circuit Court. The proceedings began on November 22, 2006. The Company recently received service of the complaint and is reviewing its contents. The complaint seeks approximately $75,500 on the grounds of an alleged breach of consulting agreement. The Company has responded to this complaint and believes the consultant agreement was properly terminated in accordance with the terms of the agreement. As of December 31, 2006, the Company had included $29,333 related to this matter in accounts payable.

The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007 against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $107,260 related to this obligation on its consolidated balance sheet as of December 31, 2006.

The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and March 5, 2007.

We are not a party to any other pending legal proceeding, nor are we aware of any other legal proceedings being contemplated against us by any governmental authority. We are not aware of any other legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board over-the-counter market under the symbol "DYLI." Prior to the Stock Exchange in which Dynamic Leisure Group became our wholly owned subsidiary on January 13, 2006, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "DYCO." The following table sets forth the high and low bid prices for our common stock on the over-the-counter bulletin board from January 25, 2005 to December 31, 2006. The source of this information is Capital IQ, a division of Standard and Poor's. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

                                   PERIOD                HIGH BID       LOW BID
--------------------------------------------------       --------       -------
                                    2006
December 31, 2006.................................        $ 1.65         $ 1.00
September 30, 2006................................        $ 1.65         $ 1.00
June 30, 2006.....................................        $ 2.60         $ 1.22
March 31, 2006....................................        $ 4.00         $ 0.81
                                    2005
December 31, 2005.................................        $ 2.25         $ 0.30
September 30, 2005................................        $ 3.30         $ 1.35
June 30, 2005.....................................        $ 4.20         $ 2.46
March 31, 2005....................................        $ 6.00         $ 2.43

SHAREHOLDERS OF RECORD

As of March 29, 2007, there were 689 shareholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                             AVAILABLE FOR
                                                                                FUTURE
                                         NUMBER OF                          ISSUANCE UNDER
                                       SECURITIES TO                            EQUITY
                                       BE ISSUED UPON                        COMPENSATION
                                        EXERCISE OF     WEIGHTED-AVERAGE         PLANS
                                        OUTSTANDING     EXERCISE PRICE OF     (EXCLUDING
                                          OPTIONS,         OUTSTANDING        SECURITIES
                                        WARRANTS AND    OPTIONS, WARRANTS    REFLECTED IN
                                           RIGHTS          AND RIGHTS         COLUMN (A)
                                       --------------   -----------------   --------------
EQUITY COMPENSATION PLANS APPROVED
  BY SECURITY HOLDERS:
    2001 Equity Incentive Plan              22,278            $3.00             11,055
    1993 Corporate Stock Option Plan        21,667            $3.05                  0*
    1993 Advisors Stock Option Plan          6,667            $3.60                  0*

EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS:
    Options                              1,000,000            $0.70                  0
    Warrants                               200,000            $1.25                  0
    Total                                1,200,000            $0.83                  0

* The 1993 Corporate Stock Option and 1993 Advisors Stock Option Plans have expired.

On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under the 2001 Equity Incentive Plan, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan. No grants were made under these plans in 2006.

2001 Equity Incentive Plan

Under the 2001 Equity Incentive Plan, a total of 33,333 shares of our common stock are reserved for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2006, options to purchase 22,278 shares were issued and outstanding under this plan.

1993 Corporate Stock Option Plan

Under the 1993 Corporate Stock Option Plan, a total of 25,000 shares of our common stock were reserved for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. As of December 31, 2006, 21,667 options to purchase 21,667 shares were issued and outstanding under this plan. This plan has expired.

1993 Advisors Stock Option Plan

Under the 1993 Advisors Stock Option Plan, a total of 6,667 shares of our common stock were reserved for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants. This plan has expired.

Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption wherefrom, shares of common stock issued upon the exercise of options issued pursuant to these plans are subject to restrictions on sale or transfer.

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

Options

From time to time the Company has granted options to purchase shares of the Company's common stock at a purchase price equal to the closing price of the Company's common stock on the date of grant. The Board of Directors establishes the life of the security and vesting period, if any, at the grant date.

Warrants

From time to time the Company has granted warrants to purchase shares of the Company's common stock as compensation for services rendered in connection with financing transactions. The exercise prices of these warrants are equal to the exercise prices of warrants issued in such financings. The Board of Directors establishes the life of the security and vesting period, if any, at the grant date.

As of December 31, 2006, the Company had no other plans.

The grants of other options and warrants are approved on a case-by-case basis by the Board of Directors, and are within the limits of the number of shares that we are authorized to issue. The grant of other options and warrants are not authorized by our shareholders. We may, in the future, authorize the grant of additional options and/or issuance of additional warrants for the foregoing purposes and other valid corporate purposes.

RECENT SALES OF UNREGISTERED SECURITIES

On October 12, 2006, the Company sold 10,000 shares of common stock for $10,000 or $1.00 per share. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On October 12, 2006, the Company recorded the issuance of a total of 29,110 shares of common stock on conversion of a note aggregating $25,000 plus accrued interest of $1,199, based on a conversion rate of $0.90 per share. The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

On October 25, 2006, the Company received proceeds of $50,000 towards the purchase of 50,000 shares of the Company's common stock for $1.00 per share. These shares are recorded as issuable common stock at December 31, 2006. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On November 6, 2006, the Company issued a member of the Board of Directors 200,000 shares of common stock valued at $140,000 or $0.70 per share (based on the closing price of the Company's common stock on the date of issuance). The shares are subject to a repurchase right in favor of the Company which right lapses as to 50,000 shares each quarter beginning on the date of grant. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On November 6, 2006, the Company granted Mark E. Crone, a then Director of the Company, an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.70 per share, the closing price of the Company's common stock on the date of grant and an expiration date of November 6, 2011. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On November 6, 2006, the Company granted options to purchase 800,000 shares of its common stock at an exercise price of $0.70 per share, the closing price of the Company's common stock on the date of grant and an expiration date of November 6, 2011 to its attorneys as compensation for professional fees. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On December 1, 2006, the Company issued a member of the Board of Directors 200,000 shares of common stock valued at $110,000 or $0.55 per share (based on the closing price of the Company's common stock on the date of issuance). The shares are subject to a repurchase right in favor of the Company which right lapses as to 50,000 shares each quarter beginning on the date of grant. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On January 8, 2007, the Company's Board of Directors granted to a member of the Board of Directors an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. Fifty-thousand shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. The stock options have an expiration date of January 8, 2012. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this Prospectus. However, as our business plan changed significantly in January 2006, investors should review the Company's financial statement for the fiscal year ended 2006 contained herein, as well as the audited financial statements of Changes in L'Attitudes, Inc., International Travel and Resorts, Inc., and Island Resort Tours, Inc. filed with the Securities and Exchange Commission on forms 8K/A on April 24, 2006 and May 22, 2006, respectively.

GENERAL

Through January 13, 2006, we were engaged primarily in developing and commercializing patented high-efficiency, low-pressure, non-lubricated air compressors and hydrogen.

On January 13, 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic Leisure Group, Inc. ("Dynamic"), a privately held Florida corporation, under which we acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly-owned subsidiary of the Company, in a transaction for accounting purposes that was treated as a recapitalization. As part of the Stock Exchange Agreement, we issued 6,566,667 shares of our common stock.

Following the recapitalization, the Company changed the focus of its business strategy to pursue opportunities in the leisure travel market, primarily as a wholesaler of bundled travel packages to frequently traveled destinations such as Florida, Las Vegas, California, Hawaii, the Caribbean, Mexico, Central and South America, and the United Kingdom and Europe.

In February and March 2006 the Company acquired Changes in L'Attitudes, Inc., a Florida-based direct-to-consumer internet seller of vacation packages primarily to the Caribbean and Mexico, and Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), wholesalers of Caribbean travel primarily through established networks of travel agencies, and a provider of telephone and marketing support to various Caribbean locations.

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation Plans

On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under one active and two expired stock-based non-qualified compensation plans. The Board of Directors administers these plans. There were no grants under these plans during 2006. Terms and prices are determined by the compensation committee or the board. An aggregate of 83,333 shares of common stock are reserved for issuance under these plans. At December 31, 2006, options exercisable for 101,206 shares of common stock were outstanding.

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.

Beginning January 1, 2006 all employee stock compensation is recorded at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. As of the date of the recapitalization, there was no further service obligations related to outstanding options. There was no cumulative effect of applying SFAS 123(R) at January 1, 2006.

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

Impairment of Other Long-Lived Assets

The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the year ended December 31, 2006.

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

The Company records merchant sales transactions at the gross purchase price generally on the date of travel. The Company considers a transaction to be a "merchant sales transaction" where the Company is the primary obligor to the customer and the Company acts as the merchant of record in the package transaction, which consists of several products from different vendors. In these transactions the Company also controls selling prices, and is solely responsible for making payments to vendors. The Company records transactions at the net purchase price where the Company is not the merchant of record or the product is not sold as a package. The Company records revenue and related costs of products when travel occurs or, for certain products, when the service is completed. It is the Company's policy to be paid by the customer in advance, with monies received in advance of travel recorded as a deferred revenue liability. The Company may receive cash or hotel room credits in exchange for providing cooperative advertising for its vendors. The Company records accounts receivable for these amounts and offsets the applicable advertising expense. Once the advertising expense is reduced to zero, any excess cooperative advertising fees are recorded as revenue.

The Company is not required to buy a specific number of lodging occupancies but has pre-purchased lodging occupancies, creating inventory risk, over the past several years. The Company is not expressly required to buy a specific number of bulk airline tickets, although the Company's primary airline supplier eliminated approximately 80% of bulk rate contracts, which creates an implied minimum of ticket sales requirement.

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an "other income or expense." Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification.

Warrant and Option Liability and Embedded Conversion Option Liability

During our efforts to raise capital from external investments, we have issued secured and unsecured convertible promissory notes that include provisions requiring us to register related shares of common stock and one issuance of convertible debt contains a variable conversion price. Per SFAS 133 and EITF 00-19 we are required to record the fair value of all outstanding warrants and-non employee options and the fair value of the embedded conversion option as liabilities.

The valuation of these liabilities are based on a Black Scholes model and will vary, potentially significantly, based on factors such as the remaining time left to exercise the warrants, recent volatility in the price of the Company common stock, and the market price of our common stock. Changes in the valuation of the warrant and option liability and the embedded conversion option liability are recorded as other income or expense in the period of the change. In the fiscal year ended December 31, 2006, the Company's revaluation of its warrant and option liability resulted in income of $249,662 due to the reduction in volatility of the Company's common stock. For the same period, the Company's initial recording and revaluation of its embedded conversion option liability resulted in expense of $667,076. The valuation of the warrant and option liability and embedded conversion option liability are non-cash income or expense items to the Company.

The change in volatility is a result of the change in the expected term of outstanding warrants and options due to the passage of time, which results in a change in the time frame from which the stock price data points to compute volatility were selected. Since volatility has been computed based on historical volatility of the corporation, less data points are selected from the beginning of the period and more data points are selected from the end of the period being measured.

RESULTS OF OPERATIONS

As a result of the recapitalization on January 13, 2006, Dynamic Leisure Group, Inc., now known as Dynamic Leisure Group North America, Inc., became the accounting acquirer of DynEco Corporation. DynEco then changed its name to Dynamic Leisure Corporation. Therefore, the discussion below is focused on the Dynamic Leisure Group North America, Inc. (the operating subsidiary) in 2005 and Dynamic Leisure Corporation in 2006.

Period From May 16, 2005 (Inception) to December 31, 2005

During the period from May 16, 2005, to December 31, 2005, Dynamic Leisure Group North America did not produce any revenue or have any cost of product. The Company was focused on the identification of acquisition targets, the purchase of the TourScape system, the identification and securing of short term and long term financing and implementing a corporate structure. In the pursuit of these activities the Company incurred $455,954 of expenses, including salaries of $276,233, professional fees of $78,114 and travel of $59,218.

In addition, the Company incurred $29,360 in interest expense related to outstanding promissory notes resulting in a loss of $485,314 or $0.47 per share.

Period From January 1, 2006 to December 31, 2006

Because Dynamic Leisure Group was founded in May 2005, there existed limited operating activity in 2005. The comparable 2005 results begin at our inception date of May 16, 2005.

REVENUE

Revenues for 2006 were derived from DLG, CIL and IRT/ITR as we began to expand in the leisure travel market. Operating expenses for the fiscal year ended December 31, 2006, are a combination of the operating expenses of DLG, CIL and IRT/ITR and expenses incurred to establish the corporate infrastructure, technology, and operational functions of the Company as a whole to support the planned growth of the business.

Revenues for the fiscal year ended December 31, 2006 were $5,817,252. Our revenue was derived primarily from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis, and certain fees or commissions earned. Revenues from the sale of vacation packages was $4,850,334 and revenues from the sale of airline tickets and other fees and commissions earned was $894,937. Revenues also include fees of $71,981 generated during 2006 from the Company's General Service Agreement acquired by the Company on January 3, 2006.

COST OF REVENUE

Cost of revenues for the fiscal year ended December 31, 2006 was $4,336,889, including $4,098,660 for vacation packages revenues or 81.7% of related revenues and $238,229 for the sale of airline tickets, recorded on a net revenue basis, consisting of commissions payable to independent travel agents and certain third party processing fees or 26.6% of related revenues. The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full deployment of its Tourscape software system.

GROSS PROFIT

Gross profit for fiscal year 2006 was $1,480,363. Gross profit from the sale of vacation packages totaled $751,674 or 18.3% of related revenues. Gross profit from the sale of airline tickets, recorded on a net revenue basis, and certain fees and commissions totaled $656,708 or 275% of related revenue, with costs of revenue consisting of commissions payable to independent travel agents and certain third-party processing fees. The remaining gross profit of $71,981 is from revenues generated from our General Service Agreement.

OPERATING EXPENSES

Operating expenses for the fiscal year ended December 31, 2006 were $7,040,989 compared to $455,954 for the fiscal year ended December 31, 2005. These expenses increased as a result of the Company's acquisition of two businesses, costs of integrating these acquisitions, hiring of new employees, establishment of a corporate infrastructure required to execute our business plan, efforts toward implementing our Tourscape software system, the conversion from three privately held companies to a single fully reporting, publicly held enterprise, recruitment of independent board members, efforts to raise capital and establishment of a market for our common stock. The Company utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for 2006 included $2,028,976 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties as compared to $7,500 in stock-based compensation granted to consultants in 2005.

During the year ended December 31, 2006, the Company's operating expenses included employee compensation of $1,362,290 as compared to $255,780 in 2005; business and financial consulting fees of $798,042 including $694,776 in stock-based compensation as compared to $72,500 in 2005 including $7,500 in stock-based compensation; legal expense of $719,951 including $524,000 in stock-based compensation; depreciation of $51,966; intangible asset amortization of $444,409; debt issuance cost amortization of $208,351; outsourced internal accounting expenses and audit fees aggregating $613,588; director fees of $496,000 consisting of $496,000 in stock-based compensation and investor relations services of $314,200 consisting of $314,200 in stock-based compensation. The Company expects to continue to use its securities to purchase services in the future as the board of directors' deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

Other general and administrative expenses for the year ended December 31, 2006 were $2,032,192 as compared to $114,560 for the prior year. In 2005, the Company was in the development stage and its expenses were limited primarily to fund raising and business acquisition activities. The Company exited the development stage and commenced operations in Tampa, Florida and New York City marketing, selling and distributing vacation packages on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers and certain stand-alone travel products on an agency basis with it business acquisitions that occurred in February and March 2006. We expect our other general and administrative expenses to increase as a result of having a full year of operations in 2007.

As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

OTHER INCOME / EXPENSE

Interest expense for the fiscal year ended December 31, 2006 was $5,034,861. This amount consists of interest expense accrued on outstanding loans of $693,874 and interest recorded on acquisitions purchase price payables of $147,551 plus non-cash interest expense items consisting of the amortization of debt discount of $3,888,418 and common stock valued at $305,018 and issued as consideration for the modification of debt agreements.

During the year ended December 31, 2006, the Company sold its interest in a technology funding agreement as well as other related agreements. In exchange, the buyer assumed our obligation under a related royalty agreement. The assumption of this liability of $235,138 resulted in the recognition of a gain on sale of assets of $235,138. This gain was partly offset by a loss on disposal of other assets of $42,667.

The Company recorded a non-cash loss on extinguishment of debt of $208,442 during 2006. The loss included $180,000 representing the value of 200,000 shares of common stock issued to convertible note holders pursuant to the January 13, 2006 Modification and Waiver Agreement and $28,442 representing the value of additional warrants issued to the convertible note holders and the write off of certain deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants valuated at $233,227 on the modification date.

The warrant and option valuation for the fiscal year ended December 31, 2006 resulted in income of $249,662 due to the reduction of the trading value of the Company's common stock and its related volatility. On September 30, 2006, the Company determined that the period for measuring the volatility of the Company's stock should be revised to begin on January 13, 2006, the recapitalization date. Formerly, the measurement period included years prior to the recapitalization. As a result, volatility was reduced from 271% as of June 30, 2006 to 142% as of September 30, 2006. This remeasurement has been recorded as a change in estimate during 2006. The volatility percentage of the Company's common stock at December 31, 2006 was 166%. The valuation of the warrant and option liability is a non-cash income or expense to the Company.

The embedded conversion option valuation for the fiscal year ended December 31, 2006 resulted in expense of $667,076. This expense is the result primarily of the initial recognition of the embedded conversion option liability associated with the issuance of convertible notes totaling $600,000 with a conversion price at a 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.

NET LOSS

Net loss in the fiscal year ended December 31, 2006 was $11,009,388 as compared to $485,314 in the fiscal year ended December 31, 2005. The net loss includes non-cash general and administrative expenses of $2,028,976 from stock-based compensation, depreciation and amortization expense of $704,726, and non-cash loss on extinguishment of debt of $208,452 and non-cash interest expense of $4,196,436 attributed to the issuance of securities and related amortization of the resulting debt discount.

LIQUIDITY AND CAPITAL RESOURCES

Period From May 16, 2005 (Inception) to December 31, 2005

During the period of May 16, 2005 to December 31, 2005, the Company was able to raise $987,500 in financing by issuing $847,500 of convertible notes and $140,000 of term notes payable. The Company paid most of the term notes off with the $2,000,000 MMA financing on January 13, 2006. Most of the convertible notes are expected to be converted into common stock; however, there is no assurance that these notes will be converted. The Company used the proceeds from these notes to purchase the TourScape system for $641,347 with the remainder used to fund ongoing operations.

Period from January 1, 2006 to December 31, 2006

During the year ended December 31, 2006, the Company acquired proprietary software technology, proprietary engineering technology, and operations in the wholesale leisure travel market. Our financial condition relies on continuing debt and equity investment until the Company is able to achieve profitability in our wholesale leisure travel business. During the year ended December 31, 2006, travel revenue and income from operations was not enough to offset financing expenses related to the Company's recapitalization, subsequent financing expenses related to an investment by MMA Capital, acquisition costs for CIL and IRT/ITR, professional fees and increased administrative costs.

During the year ended December 31, 2006, the Company's main sources of liquidity were from the issuance of convertible promissory notes and the sale of shares of its common stock. During the year ended December 31, 2006, the Company issued convertible promissory notes for total proceeds of $2,910,000. During this period net proceeds from sales of the Company's common stock were $983,136. The primary use of these proceeds was to fund the Company's cash operating deficit of $2,720,651, to repay debt of $345,158, to pay debt issuance costs of $302,373 and to purchase equipment, software and technical services used to support and implement the TourScape software system of $325,937. As a result of our financing activities, the Company's cash increased by $184,348 at December 31, 2006.

For the year ended December 31, 2006, the Company used cash in operating activities of $2,720,651. Cash was used to fund a net loss of $11,009,388 that was then offset by non-cash expenses consisting of general and administrative expenses of $2,028,976 from stock-based compensation, depreciation and amortization expense of $704,726 and non-cash interest expense of $4,196,436 attributed to the issuance of securities and related amortization of the resulting debt discount. Cash used for operations included an increase in prepaid customer travel costs of $318,106 and other assets of $73,508. Cash was generated from operations by decreasing accounts receivable by $318,106 and increasing current liabilities by $876,476.

As of December 31, 2006, our primary source of liquidity was $203,911 of cash and $139,321 of accounts receivable. At December 31, 2006, the Company had a working capital deficit of $14,671,189, primarily due to warrant and option liability of $5,419,729, acquisitions payable of $1,440,000, convertible notes payable of $5,162,658 partially offset by debt discount of $891,142, and convertible notes payable - related party of $350,000. The convertible notes payable and convertible notes payable to a related party consist of promissory notes convertible into approximately 5,513,695 shares of the Company's common stock. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of December 31, 2006, the Company has outstanding warrants, non-plan and plan options to purchase 9,854,550, 1,000,000 and 101,206 shares of the Company's common stock with weighted average exercise prices of $1.00, $0.70 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised.

At December 31, 2006, the Company had total assets of $9,544,452, of which long-term assets of $7,403,458 consisted of goodwill of $2,902,196, intangible assets of $4,307,505, deposits of $99,735, debt issue cost of $94,022 and $1,076,669 of property and equipment, including $920,097 relating to the purchase and implementation of our TourScape software. Total liabilities were $15,809,305, including long term liabilities of $2,649,120. Total shareholders' deficit was $6,264,853.

We were formerly in default on $2,155,158 in notes payable. On August 16, 2006, we entered into a modification of the $2,000,000 MMA note, which deferred the interest payments until January 13, 2007. In return for this deferral, MMA was granted 100,000 shares of the Company's common stock and the interest rate was increased retroactively from 8% to 10%. The Company is accruing the default interest rate of 10% on notes from March 2005 pursuant to a financing undertaken by DynEco, with the aggregate outstanding balance at December 31, 2006 of $155,158.

We are also in default of the repayment terms on unsecured notes payable aggregating $35,000 at December 31, 2006, initially issued by DynEco prior to the January 13, 2006 recapitalization. No extension has been granted by the debt holders. We had anticipated settling the balance owing on these notes payable through issuance of common stock; however, as of December 31, 2006, this had not yet occurred nor is there any assurance that this will take place.

Five convertible notes totaling $132,500 were due on June 30, 2006 and were not paid on that date. One note holder subsequently converted a $25,000 note and the Company is currently in discussions with the remaining note holders to convert the remaining past due notes to common stock. There were repayments during 2006 of $345,158 of convertible promissory notes. There were total conversions to common stock of promissory notes and related accrued interest totaling $812,851 during 2006.

We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CIL, and IRT/ITR. We have relied upon equity financing in order to fund operations. During 2006, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds has created a situation where we will require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

As of December 31, 2006, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of CIL and IRT/ITR, we issued 1,040,000 shares of the Company's common stock, agreed to pay up to $1,440,000 in additional cash, and issued $2,050,000 of secured Convertible Notes payable. While we anticipate all of the Convertible Notes Payable will convert to shares of the Company's common stock, which would reduce our potential cash payment for the notes, the issuance of additional shares of our common stock would further dilute our existing shareholders holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities and, until such time, we will rely upon external sources of liquidity, including additional private placements of the Company's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities in the leisure travel market will help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all. As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near term cash flow from operations. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development and expansion into new markets in the near future. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements; therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-KSB, including our financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED SUBSTANTIAL DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow, since our inception. As a result, we continue to have significant working capital and stockholders' deficits including a substantial working capital and accumulated deficit at December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

As of December 31, 2006, the Company experienced net losses of $11,009,388 as compared to $485,314 in the fiscal year ended December 31, 2005. Cash used in operations during 2006 was $2,720,651. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $11,009,388 for the fiscal year ended December 31, 2006 and net cash used in operations of $2,720,651 for the fiscal year ended December 31, 2006, and a working capital deficiency of $12,095,860 and a stockholders' deficiency of $6,264,853 at December 31, 2006. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

WE HAVE BEEN HISTORICALLY UNSUCCESSFUL IN OUR ATTEMPTS TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS. IF WE ARE UNABLE TO DO SO, WE MAY CEASE OPERATIONS.

Historically, we have funded our operations through limited revenues and debt and equity financing. Although we were successful in obtaining a $2,000,000 financing in January 2006, sold common stock for cash of approximately $983,136 during 2006 and obtained bridge financing of approximately $910,000 through December 2006, we have been unsuccessful in attracting significant additional private funding for our business. We continue to incur operating expenses, including executive and staff salaries, lease obligations and acquisition costs, but we have not yet integrated our acquired businesses and technologies, acquired target companies according to our business model, obtained sufficient financing to carry out our plans, or received sufficient operating revenues to support our human and equipment infrastructures. Until such time, if ever, that we are successful in obtaining additional financing to carry out our strategy, there is significant risk that we may be required to cease operations.

THERE IS NO SIGNIFICANT ACTIVE TRADING MARKET FOR OUR SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO SELL THEM PUBLICLY.

There is no significant active trading market for our shares and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

      o Investors may have difficulty buying and selling our shares or obtaining market quotations;

      o  Market visibility for our common stock may be limited; and

      o A lack of visibility for our common stock may depress the market price for our shares.

IN THE EVENT THAT WE ISSUE ADDITIONAL SHARES, CONVERTIBLE PROMISSORY NOTES, WARRANTS AND OPTIONS, THE MARKET PRICE FOR OUR SHARES MAY BE ADVERSELY AFFECTED.

As of December 31, 2006, we have executed convertible promissory notes, granted options, issued warrants to the same promissory note holders and others and reserved shares for employment contracts and options to be granted upon formation of a stock option plan to purchase an aggregate of 16,469,451 shares of our common stock. The options are exercisable at prices ranging from $0.70 per share to $11.40 per share, and the warrants are exercisable ranging from $0.68 per share to $11.25 per share. In addition, we have granted common stock in the past to financiers and consultants, and as we procure additional financing and acquire additional business assets, we shall undoubtedly grant additional shares, as well as warrants and options, to the financiers and shareholders of target companies. To the extent that additional shares are issued, notes are converted, and options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers, thereby diluting the market for our shares. The existence of options and options that are exercisable at below market may have a depressive effect on the market price for our common stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007 and December 31, 2008, respectively. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event that we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, and our ability to obtain equity or debt financing could suffer.

EVOLVING GOVERNMENT REGULATION COULD IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS, WHICH COULD INCREASE OUR COSTS OR DECREASE DEMAND FOR OUR PRODUCTS.

We must comply with laws and regulations applicable to online commerce. Increased regulation of the Internet or different application of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic and/or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

BECAUSE THE TRAVEL MARKET IS SEASONAL, OUR QUARTERLY RESULTS MAY FLUCTUATE.

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our websites, as well as Internet services generally. For example, traditional leisure travel bookings in America are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines, and the number of bookings flattens. Although we are endeavoring to expand our markets to customers who book travel in other times of the year, travel booking tendencies could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

WE OPERATE IN THE HIGHLY COMPETITIVE TRAVEL MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for travel product is intensely competitive. We compete with a variety of companies with respect to each product or service we offer.

      o We compete with online travel retailers including Expedia, Orbitz, Travelocity, and many smaller companies in providing online travel products.

      o We compete with airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites.

      o We compete with local, regional, national and international traditional travel agencies.

      o We compete with consolidators and wholesalers of airline tickets, lodging and other travel products, including Cheaptickets.com, Priceline.com, Hotwire, Hotels.com, and TravelWeb.

      o We compete with operators of global distribution systems (GDS), which are third party information platforms (software and data) that distribute airline data to the Company and to our competitors, including price and flight availability, and permit flight reservations and ticketing.

      o  We compete with operators of travel industry reservation databases.

Our competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we have. Some of our competitors also benefit from vertical integration with GDS's, such that a competitor's ownership of a GDS allows the competitor reduced or eliminated transaction costs, guaranteed continued utilization of the GDS, and more efficient interface with the GDS. Consequently, we may not be able to compete effectively in the market.

IF WE FAIL TO CREATE AND INCREASE OUR BRAND RECOGNITION AMONG CONSUMERS, WE MAY NOT BE ABLE TO ATTRACT AND EXPAND ONLINE TRAVEL SALES.

We believe that creating, maintaining and enhancing our brands are critical aspects of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of creating brand recognition of the new "Dynamic Leisure" and "eCasual" brands (scheduled to be launched in the first quarter of 2007), and maintaining and enhancing brand recognition of Changes in L'Attitudes, Island Resort Tours, International Travel and Resorts, and any other brands that we may acquire through future acquisitions. Currently, our Changes.com website enjoys favorable organic placement with respect to "Caribbean vacations" in Google and other search engines. For example, throughout 2006 such a search consistently resulted in returning Changes.com as one of the first five (5) relevant websites, without any marketing expenditure on our part. Although we do not control how search results are achieved in various search engines, we believe that this kind of search result provides a material advantage in terms of sales opportunities. We hold dozens of other URLs, but these sites do not have similar search priority. Promotion of our brands will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to spend substantial amounts on marketing and advertising with the intention of continuing to expand our brand recognition to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective in promoting our brands or that our marketing efforts will achieve our goals.

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE TRAVEL
COMMERCE.

Our sales and revenues will not grow as we plan if consumers do not purchase significantly more travel products online than they currently do and if the use of the Internet as a medium of commerce for travel products does not continue to grow or grows more slowly than expected. Consumers have traditionally relied on travel agents and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products. The success of our business is dependent on significant increase in the number of consumers who use the Internet to purchase travel products.

OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. While we proactively check for intrusions into our infrastructure, a virus or other harmful activity could cause a service disruption. In addition, we bear financial risk from reservations placed with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operation history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss.

WE DEPEND ON OUR RELATIONSHIPS WITH TRAVEL SUPPLIERS AND COMPUTER RESERVATION SYSTEMS, AND CHANGES IN THESE RELATIONSHIPS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Our business relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to sell services or products through our websites. Our travel suppliers generally can cancel or modify their agreements with us upon no or relatively short notice. It is possible that travel suppliers may choose not to make their inventory of services and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Adverse changes in any of these relationships could reduce the amount of inventory that we are able to offer through our websites. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect our reputation.

OUR BUSINESS BENEFITS FROM FAVORABLE "NET" OR "BULK" CONTRACTS, AND CANCELLATION OR LIMITATION ON USE OF THESE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company holds "net" or "bulk" air contracts with American Airlines, British Airways, Delta, Air France, US Air, Alitalia, Continental, SAS, Air Jamaica, SwissAir, Iberia, Air Canada; Air Italia and Lan Chile. These contracts permit the Company to create and sell air and bundled travel packages that are less expensive to consumers and more profitable for the Company than packages based upon "scheduled" airfare. In Spring 2006, one major airline informed us that it recently cancelled wholesale bulk contracts with many of our competitors. Although no airline has cancelled or limited our bulk contracts, the contracts are terminable and modifiable at the will of the airlines, in which case our business could be adversely affected.

INTERRUPTION IN SERVICE FROM THIRD PARTIES COULD IMPAIR THE QUALITY OF OUR SERVICE.

We rely on third-party computer systems and third-party providers, including the computerized central reservation systems of the airline, hotel and car rental industries, to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations. Currently, a majority of our transactions are processed through Sabre, Inc., a market-dominant global distribution system (GDS) that distributes airline data to the Company and to many of our competitors, including price and flight availability, and permits flight reservations and ticketing. Any interruption or deterioration in these third-party services or deterioration in their performance could impair the quality of our service. If our arrangement with any of these third parties is terminated, or if airlines limit their fare availability offered through Sabre, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms. In particular, any migration from the Sabre system could require a substantial commitment of time and resources and hurt our business.

OUR SUCCESS DEPENDS UPON IMPLEMENTING AND INTEGRATING OUR TOURSCAPE TECHNOLOGY.

During 2006, our company acquired three wholesale travel companies, Changes in L'Attitudes, Inc., Island Resort Tours, Inc. and International Travel and Resorts, Inc., and plans to acquire several more wholesale travel companies, both in the U.S.A. and in Europe, as soon as practicable. We are currently negotiating to purchase companies, assets and/or hire key personnel to expand our key destinations to Hawaii and to Europe and to increase revenues through increased bookings and utilization of our bulk air contracts. We are negotiating a non-binding term sheet for a travel company with European expertise based outside of London, England (executed term sheet). The transactions will require additional funding that has not been obtained as of this filing. As part of our business model, the implementation and integration of the TourScape dynamic packaging technology is vital to increasing these companies' efficiencies and thus increasing overall revenues. TourScape is a technology platform designed to market and sell domestic and international leisure travel products, both retail and wholesale. TourScape permits user-friendly interface on the internet and allows us to update product information for our reservation agents quickly. We have installed TourScape into our servers and computers and interfaced it with our websites. Because employees of the Company helped design and refine the TourScape program, we believe that we can expand TourScape as our needs develop. However, if we cannot succeed in expending our TourScape technology, our profitability may not increase as planned, or at all.

OUR NEW TECHNOLOGY MAY NOT BE SUCCESSFULLY DEVELOPED, INSTALLED OR IMPLEMENTED WITHOUT DISRUPTING OUR BUSINESS.

We are currently replacing many of our existing computer systems with systems designed to operate with our websites. There can be no assurance that these new systems will be successfully developed, installed according to the expected timeframe or within the anticipated budget, implemented without any disruption to our business, or result in the intended operational benefits and cost efficiencies.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS TO CONSUMERS.

To remain competitive in the online travel industry, we must continue to enhance and improve the functionality of and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing websites, technology and systems may become obsolete. Our future success will depend on our ability to do the following:

      o  enhance our existing products;

      o develop and license new products and technologies which are third party owned software platforms that allow us to connect directly with our product suppliers to view and import product information into our systems; and

      o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our website and other technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For instance, our website functionality that allows searches and displays of ticket pricing and travel itineraries is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective and in comparison to the search and display functionality of our competitors' websites. If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our products and use those of our competitors. The technology and methodologies to attract customers to specific websites is constantly changing. Customer preferences on which websites to use and the comfort level regarding reliability, safety of personal information, and ease of use continues to evolve. If we are unable to attract customers to our website or to achieve follow-through purchases, our revenues will be adversely affected and we may not be able to achieve profitability, which could negatively affect our stock price.

OUR COMPUTER SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS THAT COULD INCREASE OUR OPERATION COSTS AND CAUSE US TO LOSE CUSTOMERS.

In order to be successful, we must continue to provide reliable, real-time access to our systems for our customers and suppliers. As our operations continue to grow in both size and scope, domestically and internationally, we shall need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition. Our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, windstorms, sinkholes, power loss, telecommunications failure, computer hacking break-ins, earthquake, terrorism and similar events. The occurrence of natural disaster or unanticipated problems at our facilities in Tampa Bay, New York or at the locations of key vendors such as Sabre could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster of other occurrence of any or all of these events could adversely affect our reputation, brand and business. In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Business interruption insurance may not adequately compensate us for losses that may occur. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

WE HAVE ACQUIRED THREE BUSINESSES AND PLAN TO ACQUIRE OTHER BUSINESSES AND PRODUCTS. IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE.

If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. Although we have completed acquisition term sheets with two other travel companies, we do not currently have any finalized understanding, commitments or agreements with respect to any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have only limited experience in integrating an acquisition into our business; the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we complete future acquisitions, we undoubtedly will issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations.

OUR PLANNED GROWTH INVOLVES A NUMBER OF RISKS THAT COULD HAVE A NEGATIVE IMPACT ON OPERATIONS.

Our management group has been assembled only recently and, as a result, our management group may be unable to manage effectively our organization and/or implement our Internet-business based strategy. In addition, the ongoing transition of our current business to an Internet-based model has placed, and will continue to place, additional strain on our personnel, accounting, management information, technology and corporate support systems. Any inadequacy in these systems to manage the increased size and scope of operations resulting from our transition and any future growth, or our inability to integrate successfully any future acquisition, could materially adversely affect our business, financial condition and results of operations.

WE MAY BE UNABLE TO MAKE ATTRACTIVE ACQUISITIONS OR INTEGRATE ACQUIRED COMPANIES, WHICH COULD SEVERELY DISRUPT OUR OPERATIONS AND ONGOING BUSINESS.

We plan to acquire or make investments in complementary businesses, products, services or technologies; however, we cannot assure you that we shall be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into our operations. We have experienced such difficulties in the past. If we encounter these difficulties in the future, there will be disruptions in our ongoing business, distractions to our management and employees, and increases in our expenses, all of which will adversely affect our results of operations.

ANY FUTURE ACQUISITIONS WE MAKE MAY NOT BE PROFITABLE.

Part of our Internet business strategy is to identify and acquire travel-related Internet organizations in the travel services industry. Future acquisitions may involve a number of risks that could adversely affect our business, results of operations and financial condition. These could include adverse short-term effects on our reported operating results such as those caused by severance payments to employees of acquired companies, difficulties in eliminating duplicative costs, restructuring charges associated with the acquisitions and other expenses associated with the change of control, as well as non-recurring acquisition costs. Acquisitions may also divert management's attention, create difficulties with retention, hiring and training of key personnel, raise risks associated with unanticipated problems or legal liabilities, and require non-cash accounting charges associated with the amortization of acquired intangible assets. Furthermore, although we conduct due diligence and generally require representations, warranties and indemnification from the former owners of acquired companies, those former owners may not accurately represent the financial and operating conditions of their companies and may not have the means to satisfy their indemnification obligations. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse affect on our business, financial condition and results of operations.

FINANCING OF FUTURE ACQUISITIONS WILL DILUTE EXISTING STOCKHOLDER OWNERSHIP.

We intend to finance future acquisitions by using shares of our common stock or preferred stock for a substantial portion of the consideration to be paid. This reliance upon the use of common stock or preferred stock as consideration will dilute shareholders' interests in the Company.

OUR SUCCESS DEPENDS ON MAINTAINING THE INTEGRITY OF OUR SYSTEMS AND INFRASTRUCTURE.

In order to be successful, we must continue to provide reliable, real-time access to our systems for our customers and suppliers. As our operations continue to grow in both size and scope, domestically and internationally, we shall need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. DANIEL BRANDANO, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

Our operations are dependent on the efforts and relationships of Daniel Brandano and the other executive officers as well as the senior management of our organization. We will likely be dependent on the senior management of our organization for the foreseeable future. If any of these individuals becomes unable to continue in their role, our business or prospects could be adversely affected. For example, the loss of Mr. Brandano could inhibit the development and enhancement of our websites, could damage customer relations and our brand, and could restrict our ability to raise additional working capital if and when needed. Although we have entered into an employment agreement with Mr. Brandano, there can be no assurance that he will continue in his present capacity for any particular period of time.

THE TRAVEL INDUSTRY IS SUBJECT TO NUMEROUS AND UNIQUE RISKS THAT MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND OPERATIONS.

Our results of operations will depend upon factors affecting the vacation industry in general. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of car rentals and hotel reservations. A number of factors could result in a temporary or long-term overall decline and demand for packaged vacations, including the following examples:

      o International Terrorism: The September 11, 2001 attacks against the United States halted airline travel and changed forever the government's security measures and consumers' views concerning travel safety. The July 2005 bombings in the London Underground similarly heightened safety awareness in Europe.

      o Extreme Weather Conditions: In March 2006, forty-one days of rain on the Hawaiian islands caused flash floods, landslides, mudslides, and a dam break on the island of Kauai. In August 2005, Hurricane Katrina laid waste to substantial portions of the United States, including New Orleans, Louisiana; Biloxi and Gulfport; Mississippi, and Mobile, Alabama.

      o Hurricanes Emily and Wilma both caused significant damage to Cozumel, Mexico, in July and October 2005. In December 2004, a tsunami in the Indian Ocean devastated areas of India, Indonesia, Kenya, Malaysia, the Maldives, Myanmar, the Seychelles, Somalia, Sri Lanka, Thailand, and the United Republic of Tanzania. For the nine months ended September 30, 2006, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico. This concentration potentially exposes us to both political and weather risks of this region.

      o Political Instability, Security Issues, and Labor Disturbances: In 2006, rioting in France led to street clashes with police, the shutdown of major tourist attractions, and labor strikes. In May 2005, the disappearance of Natalee Holloway in Aruba, and the follow-up criminal investigation, cast concerns over the safety of travelers in Aruba. The United States State Department issues travel warnings recommending that Americans avoid certain countries. As of April 9, 2006, warnings were issued for Uzbekistan, Pakistan, Bosnia Herzegovina, Liberia, the Ivory Coast, Israel, Nigeria, Algeria, Sudan, Colombia, Afghanistan, Kenya, Iran, Iraq, Saudi Arabia, Nepal, Indonesia, Zimbabwe, Lebanon, Yemen, Burundi, Somalia, the Central African Republic, and the Philippines.

      o Illnesses: The Avian Influenza (Bird Flu) currently causes significant concern in Asia and Europe. The Severe Acute Respiratory Syndrome
         (SARS) was first reported in Asia in 2003, but spread to more than two dozen countries in North America, South America, Europe, and Asia before the global outbreak was contained. In November 2003, a stomach illness struck dozens of passengers and crew members aboard a cruise ship. Nearly every month illnesses are reported on multiple cruise ships.

      o Air and Sea Disasters: Cruise ships have reported missing passengers, presumably lost overboard, as follows: four lost through early April 2006; thirteen lost in 2005; eleven lost in 2004; and nine lost in 2003. In addition, cruise ships often strike land or run aground, often with fatal results. In March 2006, a fatal fire broke out on a cruise ship in the Caribbean. In December 2005, two fatal commercial air crashes occurred, in Miami and Nigeria. In November 2005, pirates attempted to overtake a cruise ship in Somalia. In October 2005, another fatal aircraft crash occurred near Lissa, Nigeria. In September 2005, a commercial aircraft crashed in Medan, Indonesia. In August 2005, fatal air crashes occurred in Peru, Venezuela, Greece and Italy.

RISK RELATED TO HOLDING OUR SECURITIES

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CALLABLE SECURED CONVERTIBLE NOTES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2006, we had callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 5,513,695 shares of our Common Stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 9,854,550 shares of our Common Stock. In addition, the number of shares of our Common Stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. The sale of these shares may adversely affect the market price of our Common Stock.

IF THERE IS AN EVENT OF DEFAULT, THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CALLABLE SECURED CONVERTIBLE NOTES BECOME APPLICABLE, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Upon an event of default, the callable secured convertible notes become immediately due and payable and we will pay an amount equal to the greater of
(i) 140% times the sum of (w) the then outstanding principal amount of such note plus (x) accrued and unpaid interest on the unpaid principal amount of such note to the Mandatory Prepayment Date plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) the Default Sum; or (ii) the Parity Value of the Default Sum to be repaid. The significant downward pressure on the price of our Common Stock as the selling stockholder converts and sells material amounts could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of our Common Stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CALLABLE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then subsequently converting the remainder of their holdings. In this way, the selling stockholders may sell more than 4.99% while never holding more than the foregoing limit at any one time. There is no upper limit on the number of shares that may be issued which may in effect further dilute the proportionate equity interest and voting power of holders of our common stock.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CALLABLE SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CALLABLE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

On January 13, 2006, we issued a convertible promissory note in the amount of $2,000,000. This note bears simple interest at the rate of 8% per annum and is due and payable with interest on January 13, 2007. In February and March 2006 we issued convertible promissory notes in the aggregate principal amount of $2,050,000. These notes bear interest at the rate of 9% and are due and payable with interest in February and March 2007. On September 20, 2006, the Company modified its $2,000,000 convertible promissory note, pursuant to which the principal of the note was increased by $250,000 to $2,250,000. On November 9, 2006, we entered into a Security Purchase Agreement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants exercisable for 5,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. At December 31, 2006, we had $600,000 callable secured convertible notes outstanding pursuant to this financing, and we issued additional callable secured convertible notes in the aggregate amount of $400,000 in January 2007.

Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On November 13, 2006, the Company was named as a principal party to proceedings brought in the name of Raymon Valdes seeking approximately $440,000 on breach of contract theories and declaring the Company in default under the convertible promissory notes issued in connection with its acquisition of Changes In L'Attitudes. On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. If we are unable to resolve these matters, the note holders could proceed with these legal actions against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE HAVE THE RIGHT TO ISSUE UP TO 20,000,000 SHARES OF "BLANK CHECK" PREFERRED STOCK, WHICH MAY ADVERSELY AFFECT THE VOTING POWER OF THE HOLDERS OR OTHER OF OUR SECURITIES AND MAY DETER HOSTILE TAKEOVERS OR DELAY CHANGES IN MANAGEMENT CONTROL.

We may issue up to 20,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. To date, we have not issued any shares of preferred stock. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

      o  variations in our quarterly operating results;

      o loss of a key relationship or failure to complete significant transactions;

      o  additions or departures of key personnel; and

      o  fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

MANY OF OUR SHARES OF COMMON STOCK WILL IN THE FUTURE BE AVAILABLE FOR SALE. ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE MARKET PRICE OF OUR SHARES.

On December 18, 2006, we filed two registration statements to register the sale of an aggregate of 11,465,167 shares of our common stock by certain of our stockholders. Assuming all of these shares issued and issuable to the selling stockholders are sold, we would have 12,865,565 shares that are freely tradable without the requirement of registration under the Securities Act of 1933. 11,080,797 shares of our currently outstanding and issuable common stock are "restricted securities" as defined under Rule 144 of the Securities Act of 1933, and 1,400,398 remaining shares are a part of the public float for a total of 12,481,195 shares. Of these shares, 3,177,777 are owned by our officers and directors. These individuals may only sell their shares, absent registration, in accordance with the provisions of Rule 144.

Restricted securities may only be publicly sold pursuant to registration under the Securities Act of 1933, or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act of 1933. Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock, to sell every three months in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of the shares of our common stock outstanding or, assuming the shares of common stock are then traded on NASDAQ, the average weekly trading volume during the four calendar weeks prior to said sale. Any substantial sales pursuant to Rule 144, including the potential sale of our affiliates' shares of our common stock, may have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and time of such financing.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors is presently composed of 4 members: Daniel Brandano, Eric
H. Winston, Ben J. Dyer and David Shapiro. Mr. Brandano serves as Chairman of the Board of Directors.

Set forth below is information regarding our officers and directors as of March 29, 2007:

        NAME          AGE                 POSITION                DIRECTOR SINCE
------------------    ---   -----------------------------------   --------------
Daniel G. Brandano    57    President, Chief Executive Officer,        2006
                            acting Chief Financial Officer and
                            Director

Eric H. Winston...    59    Director                                   2006

Ben J. Dyer.......    58    Director                                   2006

David Shapiro.....    36    Director                                   2007

Nigel P. Osborne..    56    Executive Vice President and Chief
                            Operating Officer

Mark E. Crone.....    42    Secretary

Daniel G. Brandano has served as a Director and the Company's President and Chief Executive Officer since January 13 2006 and as the Company's acting Chief Financial Officer since May 2006. From May 2005 until January 2006, he served as President, Chief Executive Officer, and Chairman of the Board of Directors of Dynamic Leisure Group North America, Inc. (formerly known as Dynamic Leisure Group, Inc.). From May 2003, Mr. Brandano has served as the Managing Director of Street Venture Partners, LLC, a consulting firm designed to identify opportunities in the travel and technology industry for mergers, acquisitions and alternative exit strategies. From 1998 through 2002, Mr. Brandano served as the Chief Executive Officer for Affinity International Travel Systems, Inc., based in St. Petersburg, Florida. Mr. Brandano received a B.S. in Business Administration and Marketing from the University of Massachusetts in Lowell, Massachusetts.

Eric H. Winston has been a Director of the Company since November 6, 2006. In 1985, Mr. Winston founded E. H. Winston & Associates, a management consulting firm in the areas of operational and financial restructuring, strategic validation and profitable business growth. Since 1999, Mr. Winston has also served as the President and Chief Executive Officer of Inisoft Corporation, a software development company. From 1997 through 1998, Mr. Winston was President and Chief Executive Officer of Microforum, Inc., an online enterprise solutions developer. From 1994 through 1996, Mr. Winston was President and Chief Operating Officer of Sound Source Interactive, Inc., an interactive CD-Rom publisher of entertainment content. Mr. Winston was President and Chief Executive Officer of Computer Data Information Systems, Inc., an enterprise software developer, from 1985 to 1991. Mr. Winston received a B.A. in Business Administration from Memphis State University, Memphis, Tennessee.

Ben J. Dyer has been a Director of the Company since December 1, 2006. Mr. Dyer is a General Partner of Cordova Intellimedia Ventures, a $41 million seed capital fund that actively manages nine investments. Mr. Dyer is also the president of Jackson Capital, LLC, which provides corporate finance services to early-stage and mid-market companies. Jackson Capital is an affiliate of Jackson Securities Incorporated. Mr. Dyer is also a General Partner in a related entity, Southeast Ventures, a co-investment growth fund targeted for minority vendors to Fortune 1000 companies. He is the president of Innovations Publishing, LLC, a research firm which catalogs and follows emerging privately-held ventures in the Southeast. He is also Chairman of Intellimedia Commerce, Inc., which was formed in January 1996 and is privately held. Intellimedia has engaged in the businesses of software development and of incubating emerging technology companies. The genesis of the company's original technical team was Intellimedia Sports, which Dyer founded in 1992 to create and own the sports instruction category in the then promising CD-ROM industry. Mr. Dyer was Chairman and CEO of Comsell, Inc., a pioneering multimedia development firm, from its founding in 1983 until 1988, when Comsell was acquired by Rupert Murdoch's News Corporation. Mr. Dyer was a founder of Peachtree Software, Inc. and served as its president from inception in 1977 through September 1983. The company was one of the top ten PC software companies during his tenure and was sold to Management Science America in June 1981. After it was later sold to a venture group, Dyer returned as a director until its April 1994 acquisition by ADP. Mr. Dyer served as president, chairman, and a director of the de novo Enterprise National Bank during his interim between Comsell and the creation of Intellimedia Sports. He is currently on the board of privately held FundRaisingInfo.com. Mr. Dyer has concentrated his community activities on higher education. He is a past president of the Georgia Tech Alumni Association, a former director of the Georgia Tech Foundation, and former chairman of the Alumni Advisory Board for Georgia Tech's School of Industrial & Systems Engineering. He served a 30-month term as Chairman of the Georgia Tech Research Corporation. He is currently on the External Advisory Council of the Georgia Tech Research Institute. In March 2006, he received the Joseph Mayo Petit Alumni Distinguished Service Award, Georgia Tech's highest honor for its alumni. On October 19, 1998, Mr. Dyer was inducted as the 14th member of Georgia's Technology Hall of Fame. Mr. Dyer holds a Bachelor of Industrial Engineering degree with highest honors from Georgia Tech, and an MBA in finance from Georgia State University, also with highest honors.

David Shapiro has been a Director of the Company since January 8, 2007. Mr. Shapiro is a member of the Academy of Television Arts and Sciences and since May 2006 has been the Senior Vice President, Business and Legal Affairs for DIC Entertainment, a publicly traded, global brand management company focused on the development, distribution and marketing of intellectual properties. From December 2002 until May 2006, Mr. Shapiro was the head of Corporate Projects and Initiatives at LRN, the leading provider of technology-enabled ethics and corporate governance solutions. From September 2000 until December 2002, Mr. Shapiro was a corporate attorney at Wilson Sonsini Goodrich and Rosati, where he specialized in venture capital financings and mergers and acquisitions for public and private technology companies. Earlier, he served as a prosecutor in the Manhattan District Attorney's Office. Mr. Shapiro graduated with honors from Harvard Law School and received a Master's degree in Public Policy from the Eagleton Institute of Politics and a Bachelor of Arts degree in Politics from Brandeis University, where he graduated Phi Beta Kappa.

Nigel P. Osborne, CTC has served as the Company's Executive Vice President and Chief Operations Officer since October 2006. From April 2002 to October 2005, Mr. Osborne was the President of Destination Europe, Package Division of Auto Europe LLC, a travel company specializing in European vacations, where he spearheaded the launch of a business-to-consumer website. From March 2000 to April 2002, Mr. Osborne was Vice President - Sales and Marketing for Holland America Line Westours where he led the company's expansion into Alaska. From 1995 to 2000, Mr. Osborne was the President of Insight International Tours, a Boston-based tour company. Mr. Osborne received a degree in Hotel Management and Tourism from Oxford Polytechnic in Oxford, England.

Mark Crone has served as the Secretary of the Company since November 6, 2006. Mr. Crone has been a partner in the law firm of Crone Rozynko, LLP since July 1, 2004. From January 1, 2001 to June 30, 2004, Mr. Crone was the principal of The Crone Law Group. He has practiced corporate and securities law since 1995 and is admitted to practice law in California and Connecticut. Mr. Crone received a B.A. from Trinity College, Hartford, Connecticut, in 1992 and a J.D. from The University of Santa Clara School of Law in 1995.

                             DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for their services as members of the Board of Directors. From time to time the Company has granted non-employee directors equity compensation in the form of stock or stock options.

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2006:

                           DIRECTOR COMPENSATION TABLE

                              STOCK AWARDS         OPTION AWARDS          TOTAL
NAME                               ($)                  ($)                ($)
(A)                              (B) (1)              (C) (2)              (D)
---------------------         ------------         -------------         -------
Eric H. Winston (3) .           $58,333                  --              $58,333
Ben J. Dyer (4)......           $36,667                  --              $36,667
David Shapiro (5)....                --                  --                   --

(1) The amounts in column (b) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock. Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended December 31, 2006, and included in Part II,
Item 7, Financial Statements of this Annual Report on Form 10-KSB.

(2) No option awards were granted to the directors during the year ended December 31, 2006.

(3) As of December 31, 2006, the Company granted Eric H. Winston 200,000 shares of common stock. The shares are subject to a repurchase right in favor of the Company, which right lapses as to 50,000 shares each quarter subject to Mr. Winston's service on the Company's Board of Directors.

(4) As of December 31, 2006, the Company granted Ben J. Dyer 200,000 shares of common stock. The shares are subject to a repurchase right in favor of the Company, which right lapses as to 50,000 shares each quarter subject to Mr. Dyer's service on the Company's Board of Directors.

(5) David Shapiro was appointed to the Board of Directors on January 8, 2007. The Company granted Mr. Shapiro an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.485 per share on January 8, 2007. 50,000 shares subject to the option vested immediately and 50,000 shares subject to the option vest each calendar quarter subject to Mr. Shapiro's service on the Company's Board of Directors.

CORPORATE GOVERNANCE MATTERS

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. Given the limited scope of our operations to date, the Board of Directors believes that we do not currently need to have an audit committee. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors' Independence. Our Board of Directors currently consists of four members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.

Audit Committee Financial Expert. The Board of Directors has not yet established an audit committee and, as a result, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
(c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

CODE OF ETHICS

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

NOMINATING COMMITTEE

We have not yet established a nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

COMPENSATION COMMITTEE

We have not yet established a compensation committee. Our Board of Directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2006, appear to have been complied with to the best of our knowledge.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal year ended December 31, 2006 and 2005:

NAME AND PRINCIPAL POSITION                      YEAR      SALARY $      TOTAL $
---------------------------                      ----      --------      -------
Daniel G. Brandano, President and
Chief Executive Officer ...................      2006      203,365       203,365
                                                 2005      152,796       152,796
Nigel Osborne, Executive Vice President....      2006      115,153       115,153
Steve Hicks................................      2006      115,788       115,788

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2007 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Dynamic Leisure Corporation, 5680A W. Cypress Street, Tampa, Florida 33607.

                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER             OWNERSHIP (1)        CLASS (2)
-----------------------------------------      -----------------      ----------
EXECUTIVE OFFICERS AND DIRECTORS
Daniel G. Brandano (3)...................           2,677,777           17.7%
Eric H. Winston (4)......................             200,000            1.6%
Ben J. Dyer (4)..........................             200,000            1.6%
David Shapiro (5)........................             100,000            0.8%
Nigel P. Osborne.........................                  --              --
All Executive Officers and Directors
 as a  Group (5 persons) (6).............           3,177,777           20.8%

5% HOLDERS
MMA Capital, LLC (7)
456 Montgomery Street, Ste. 2200
San Francisco, CA 94104..................           9,130,000           45.7%
Diversified Acquisition Trust, LLC (8)
50 Braintree Hill Park, Ste. 108
Braintree, MA............................           1,839,506           14.2%
Stephen A. Hicks (9)
300 East 40th Street
New York, NY 10016.......................           1,666,667           12.4%
Thomas W. Busch
11618 Tavernay Parkway
Charlotte, North Carolina................             866,667            7.0%
Raymon Valdes (10)
3080 East Bay Drive
Largo, Florida 33771.....................             740,000            5.8%
Claudale Limited (11)
c/o T&T Management Services Limited
28 Irish Town, Gibraltar.................             693,333            5.6%
AJW Partners, LLC (12) (13)
AJW Offshore, Ltd.
AJW Qualified Partners, LLC
New Millenium Capital Partners, II, LLC..             622,812            4.9%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire either currently or within 60 days of March 29, 2007, including through the exercise of an option.

(2) Percentage of beneficial ownership is based upon 12,481,195 shares of common stock including 12,401,195 shares outstanding and 80,000 shares issuable as of March 29, 2007. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 29, 2007, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Includes (a) 833,333 shares held by Mr. Brandano, (b) 1,066,666 shares held by Street Ventures Partners, LLC, a limited liability company in which Mr. Brandano shares equal ownership with his spouse, (c) 388,889 shares issuable upon exercise of the convertible feature of a note held by Street Venture Partners, LLC, and (d) 388,889 shares issuable upon exercise of currently exercisable warrants held by Street Venture Partners, LLC. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(4) The shares are subject to a repurchase option in favor of the Company, which lapses as to 50,000 shares on the grant date and 50,000 shares at the beginning of each quarter thereafter, subject to continuing service on the Company's Board of Directors.

(5) Includes stock options to purchase 100,000 shares of common stock exercisable currently and within 60 days of March 31, 2007.

(6) Includes 388,889 shares issuable upon exercise of the convertible feature of a note held by Street Venture Partners, LLC, 388,889 shares issuable upon exercise of currently exercisable warrants, 400,000 shares of restricted common stock subject to the Company's right of repurchase, and stock options to purchase 100,000 shares of common stock exercisable currently and within 60 days of March 31, 2007.

(7) Includes (a) 1,630,000 shares owned by MMA Capital, LLC, (b) 2,250,000 shares issuable upon exercise of the convertible feature of a note and (c) 5,250,000 shares issuable upon exercise of currently exercisable warrants.

(8) Geoffrey J. Eiten is the sole beneficial owner of Diversified Acquisition Trust, LLC. Consists of (a) 1,395,066 shares of common stock and (b) 444,440 shares issuable upon exercise of currently exercisable warrants.

(9) Consists of (a) 700,000 shares of common stock and (b) 966,667 shares issuable upon exercise of the convertible feature of a note. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(10) Consists of (a) 340,000 shares of common stock and (b) 400,000 shares issuable upon exercise of the convertible feature of a note. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(11) Claudale Limited is a Gibraltar company which owns 693,333 shares of common stock. Claudale Limited also manages a family trust for Mr. Daniel Brandano. Mr. Brandano has no ownership interest in Claudale Limited and disclaims beneficial ownership or control of any of the Company's shares owned by Claudale Limited.

(12) Consists of 622,812 shares issuable upon conversion of outstanding convertible promissory notes. The selling stockholders are affiliates of each other because they are under common control. AJW Partners, LLC is a private investment fund that is owned by its investors and managed by SMS Group, LLC. SMS Group, LLC, of which Mr. Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Partners, LLC. AJW Offshore, Ltd., formerly known as AJW/New Millennium Offshore, Ltd., is a private investment fund that is owned by its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Offshore, Ltd. AJW Qualified Partners, LLC, formerly known as Pegasus Capital Partners, LLC, is a private investment fund that is owned by its investors and managed by AJW Manager, LLC, of which Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Qualified Partners, LLC. New Millennium Capital Partners II, LLC, is a private investment fund that is owned by its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by New Millennium Capital Partners II, LLC. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(13) The holders have contractually agreed to restrict their ability to convert their convertible promissory notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company paid consulting fees of $17,500 in 2006. Mr. Dyer, a member of the Company's Board of Directors, owns 75% of Innovations Publishing.

On November 3, 2006, the Company entered into a consulting agreement with E. H. Winston & Associates pursuant to which Mr. Winston provides the Company with general business consulting services and advice. The initial term of the consulting agreement was three months. On February 5, 2007, the parties extended the agreement until June 5, 2007. The Company pays E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses.

On November 17, 2006, the Company entered into a Consulting Services Agreement with E. H. Winston & Associates pursuant to which Mr. Winston would identify and introduce the Company to prospective investors and would assist the Company in preparing introductory materials in connection therewith. The term of this Consulting Services Agreement is six months unless earlier terminated by either party. The Company may terminate this agreement for any reason on 14 days prior written notice. The Company pays E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses. In addition, if the Company enters into a financial commitment with any prospective investor introduced by E. H. Winston & Associates, the Company will pay an additional fee of $8,000 for each $100,000 of financial commitment or part thereof. In addition, if the Company issues warrants in connection with such financial commitment, the Company will issue to E. H. Winston & Associates a warrant exercisable for a number of shares equal to 10% of the warrants issued by the Company in connection with such financial commitment.

                                     PART IV

ITEM 13. EXHIBITS

2.1 Stock Exchange Agreement dated January 13, 2006 by and between DynEco Corporation and the former shareholders of Dynamic Leisure Group, Inc.
         (1)

3.1      Articles of Amendment Designating Series A Preferred Stock (2)

3.2 Certificate of Amendment of Amended Articles of Incorporation, filed and effective February 2, 2006 (3)

3.3      Articles of Correction (4)

3.4      Articles of Correction (5)

4.1      Form of Stock Purchase Warrant (6)

10.2 Separation Agreement dated January 13, 2006 by and between DynEco Corporation and Dr. Thomas Edwards (7)

10.3 Modification and Waiver Agreement dated January 13, 2006 by and between DynEco Corporation and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RJ Prager Corporation (8)

10.4 Exclusive Patent and Know-How License Agreement dated January 12, 2006 by and between DynEco Corporation and Dr. Thomas Edwards (9)

10.5 Secured Convertible Promissory Note dated January 13, 2006 to MMA Capital, LLC (10)

10.6     Security Agreement dated January 13, 2006 with MMA Capital, LLC (11)

10.7     Common Stock Purchase Warrant dated January 13, 2006 to MMA Capital,
         LLC (12)

10.8 Purchase Agreement, dated February 8, 2006 between Dynamic Leisure Group, Inc. and Raymon Valdes (13)

10.9 Security Agreement, dated February 8, 2006 between Dynamic Leisure Group, Inc and Raymon Valdes (14)

10.10 Purchase Agreement, dated March 6, 2006 between Dynamic Leisure Group, Inc. and Stephen A. Hicks (15)

10.11    Consulting Agreement dated January 16, 2006 with MBN Consulting, LLC
         (16)

10.12 Second Modification of Secured Convertible Promissory Note dated September 20, 2006 (17)

10.13 Modification to Warrant Purchase Shares of Common Stock dated September 20, 2006 (18)

10.14 Consulting Agreement between Dynamic Leisure Corporation and IMS-GA LLC dated September 20, 2006 (19)

10.15 Employment Agreement between the Company and Nigel Osborne dated October 5, 2006 (20)

10.16 Assignment and Assumption Agreement dated October 5, 2006 regarding License Agreement (21)

10.17 Assignment and Assumption Agreement dated October 5, 2006 regarding TRDA Funding Agreement (22)

10.18 Assignment and Assumption Agreement dated October 5, 2006 regarding Edwards Patent Agreement (23)

10.19 Form of Secured Convertible Term Note regarding Secured Convertible Note Offering dated November 9, 2006 (24)

10.20 Securities Purchase Agreement (without schedules) regarding Secured Convertible Note Offering dated November 9, 2006 (25)

10.21 Security Agreement regarding Secured Convertible Note Offering dated November 9, 2006 (26)

10.22 Intellectual Property Security Agreement regarding Secured Convertible Note Offering dated November 9, 2006 (27)

10.23 Registration Rights Agreement regarding Secured Convertible Note Offering dated November 9, 2006 (28)

10.24    Settlement agreement regarding MMA Capital LLC dated March 5, 2007 (29)

10.25 Form of Stock Purchase Warrant regarding MMA Capital LLC dated March 5, 2007 (30)

14.1     Code of Ethics (31)

21.1     Subsidiaries of the Registrant (32)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006

(2) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2006.

(5) Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2006.

(6) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(7) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(8) Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(9) Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(10) Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(11) Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(12) Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.

(13) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2006.

(14) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2006.

(15) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2006.

(16) Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 10KSB/A filed with the Securities and Exchange Commission on September 5, 2006.

(17) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2006.

(18) Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2006.

(19) Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2006.

(20) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006

(21) Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006

(22) Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006

(23) Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006

(24) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(25) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(26) Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(27) Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(28) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on November 9, 2006

(29) Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on March 5, 2007

(30) Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K, files with the Securities and Exchange Commission on March 5, 2007

(31) Incorporated by reference to Exhibit 14 to the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on April 22, 2005.

(32) Incorporated by reference to Exhibit 21 to the Company's Current Report on Form 10KSB/A filed with the Securities and Exchange Commission on September 5, 2006.

(33) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 29, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Company P.A. has served as independent registered public accounting firm since January 13, 2006 when we became a publicly held Company. Salberg & Company P.A. was also our independent registered public accounting firm for periods prior to January 13, 2006 when we were privately held.

(1) AUDIT FEES

Salberg & Company P.A., our independent registered public accounting firm our fiscal years 2006 and 2005, billed us audit fees in the aggregate amounts of $176,000 and $33,000, respectively. These fees relate to the audit of our annual financial statements, audit of acquired companies and the review of our interim quarterly financial statements.

(2) AUDIT-RELATED FEES

Salberg & Company P.A, our independent registered public accounting firm for our fiscal years 2006 and 2005, billed us audit-related fees in the aggregate amounts of $31,000 and $4,000, respectively. These fees relate primarily to the auditor's review of registration statements and related consents and audit related consulting.

                              FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm .................... F-2

Consolidated Balance Sheet - December 31, 2006 ............................. F-3

Consolidated Statement of Operations - For the Year Ended
  December 31, 2006 and For the Period From May 16, 2005
  (Inception) to December 31, 2005 ......................................... F-4

Consolidated Statement of Changes in Stockholders' Deficit -
  For the Year Ended December 31, 2006 and For the Period From
  May 16, 2005 (Inception) to December 31, 2005 ............................ F-5

Consolidated Statement of Cash Flows - For the Year Ended
  December 31, 2006 and For the Period From May 16, 2005
  (Inception) to December 31, 2005 ......................................... F-6

Notes to Consolidated Financial Statements ................................. F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
   Dynamic Leisure Corporation

We have audited the accompanying consolidated balance sheet of Dynamic Leisure Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2006, and for the period from May 16, 2005 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Dynamic Leisure Corporation and subsidiaries as of December 31, 2006, and the results of its consolidated operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2006 and for the period from May 16, 2005 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $11,009,388, net cash used in operations of $2,720,651 for the year ended December 31, 2006, and a working capital deficiency and stockholders deficit of $12,095,860 and $6,264,853, respectively, at December 31, 2006. In addition, the Company is in default on convertible promissory notes totaling $107,500 at December 31, 2006, and $2,157,500 as of March 6, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2007

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2006

                                     ASSETS
Current Assets
  Cash ..........................................................  $    203,911
  Investments, restricted .......................................       127,842
  Accounts receivable, net of an allowance of $5,551 ............       139,321
  Prepaid travel ................................................       515,061
  Other current assets ..........................................        78,190
                                                                   ------------
    Total Current Assets ........................................     1,064,325
                                                                   ------------

Property and equipment, net .....................................     1,076,669
                                                                   ------------
Other Assets
  Goodwill ......................................................     2,902,196
  Intangible assets, net ........................................     4,307,505
  Deposits ......................................................        99,735
  Debt issue costs, net .........................................        94,022
                                                                   ------------
    Total Other Assets ..........................................     7,403,458
                                                                   ------------

    Total Assets ................................................  $  9,544,452
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of discount of $266,471 .....  $  2,046,187
  Notes payable, current portion ................................       386,245
  Acquisition payable ...........................................     1,440,000
  Accounts payable ..............................................       752,152
  Accounts payable to related parties ...........................        65,930
  Accrued compensation ..........................................        74,707
  Accrued interest ..............................................       652,823
  Other accrued liabilities .....................................       294,271
  Capital lease obligation ......................................        34,152
  Deferred revenue ..............................................       673,936
  Customer deposit ..............................................       602,977
  Due to employee ...............................................        50,000
  Warrant and option liability ..................................     5,419,729
  Embedded conversion option liability ..........................       667,076
                                                                   ------------

    Total Current Liabilities ...................................    13,160,185
                                                                   ------------
Long-Term Liabilities
  Convertible promissory notes, net of current portion,
    net of discount of $624,671 .................................     2,225,329
  Convertible promissory note to related party ..................       350,000
  Notes payable, net of current portion .........................           343
  Capital lease obligation, net of current portion ..............        73,448
                                                                   ------------
    Total Long-Term Liabilities .................................     2,649,120
                                                                   ------------

    Total Liabilities ...........................................  $ 15,809,305
                                                                   ------------
Commitments and Contingencies (Note 15)

Stockholders' Deficit
  Preferred stock, $0.01 par value, 20,000,000 shares authorized,
    none issued and outstanding .................................  $          -
 Common stock, $0.01 par value, 300,000,000 shares authorized,
    12,101,195 issued and outstanding ...........................       121,012
 Common stock issuable, at par value (130,000 shares) ...........         1,300
 Additional paid-in capital, net of deferred consulting fees
    of $397,200 .................................................     5,107,537

 Accumulated deficit ............................................   (11,494,702)
                                                                   ------------
    Total Stockholders' Deficit .................................    (6,264,853)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit .................  $  9,544,452
                                                                   ============

         See accompanying notes to the consolidated financial statements

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FROM
                                                     FOR THE       MAY 16, 2005
                                                    YEAR ENDED    (Inception) to
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2006            2005
                                                   ------------   --------------

Total revenues .................................   $  5,817,252    $          -

Cost of revenues ...............................      4,336,889               -
                                                   ------------    ------------

  Gross Profit .................................      1,480,363               -

Operating Expenses
  Employee Compensation ........................      1,362,290         255,780
  Financial consulting, includes $694,776 stock
    based compensation .........................        798,042          72,500
  Legal expense, includes $524,000 stock based
    compensation ...............................        719,951               -
  Depreciation and amortization expense ........        704,726               -
  Internal accounting and external auditing
    expense ....................................        613,588               -
  Director fees, includes $496,000 stock based
    compensation ...............................        496,000               -
  Investor relations, includes $314,200 stock
    based compensation .........................        314,200               -
  Other general and administrative expenses ....      2,032,192         114,560
                                                   ------------    ------------

    Total Operating Expenses ...................      7,040,989         455,954
                                                   ------------    ------------

    Loss from Operations .......................     (5,560,626)       (455,954)

Other Income (Expense)
  Interest income ..............................         19,494               -
  Interest expense .............................     (5,034,861)        (29,360)
  Gain on disposal of assets, net ..............        192,471               -
  Loss on extinguishment of debt ...............       (208,452)              -
  Warrant and option valuation income ..........        249,662               -
  Embedded conversion option valuation expense .       (667,076)              -
                                                   ------------    ------------

    Total Other Expense, net ...................     (5,448,762)        (29,360)
                                                   ------------    ------------

    Net Loss ...................................   $(11,009,388)       (485,314)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted .........   $      (1.08)   $      (0.47)
                                                   ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted ........     10,154,497       1,033,625
                                                   ============    ============

         See accompanying notes to the consolidated financial statements

                                       DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               For the Period May 16, 2005 (Inception) to December 31, 2005
                                           and the Year Ended December 31, 2006
                                                                  Common
                                                                  Stock         Additional
                                               Common Stock     Subscription     Paid In      Accumulated      Total
                          Common Stock           Issuable        Receivable      Capital        Deficit     Stockholders'
                     ---------------------   ----------------   ------------   -----------   ------------      Equity
                       Shares      Amount    Shares    Amount      Amount         Amount        Amount       (Deficit)
                     ----------   --------   -------   ------   ------------   -----------   ------------   -------------
Balance at
  MAY 16, 2005 ....           -   $      -         -   $    -      $    -      $         -   $          -   $          -

Common stock issued
  to founders .....   5,966,667     59,666         -        -        (537)         (59,129)             -              -

Common stock issued
  for services ....     600,000      6,000         -        -           -            1,500              -          7,500

Net loss,
  December 31, 2005           -          -         -        -           -                -       (485,314)      (485,314)
                     ----------   --------   -------   ------      ------      -----------   ------------   ------------

BALANCE AT
  DECEMBER 31, 2005   6,566,667   $ 65,666         -   $    -      $ (537)     $   (57,629)  $   (485,314)  $   (477,814)

Deemed issuance
  for prior
  shareholders of
  DynEco ..........   1,157,951     11,580         -        -           -         (944,862)             -       (933,282)

Common stock
  issued in
  acquisitions ....   1,040,000     10,400         -        -           -        2,673,580              -      2,683,980

Common stock
  issued in note
  payable
  modification and
  waiver agreement      300,000      3,000         -        -           -          302,018              -        305,018

Common stock
  issued for cash .     855,000      8,550    50,000      500         537          837,150              -        846,737

Common stock
  issued in warrant
  exercise ........     199,932      1,999         -        -           -          134,400              -        136,399

Common stock
  issued in
  conversion of
  notes payable ...     901,645      9,017         -        -           -          803,834              -        812,851

Common stock
  issued for
  services ........   1,080,000     10,800    80,000      800           -        1,051,400              -      1,063,000

Value of options
  issued for
  services ........           -          -         -        -           -          655,000              -        655,000

Value of warrants
  issued to
  consultants .....           -          -         -        -           -          185,976              -        185,976

Beneficial
  conversion
  feature .........           -          -         -        -           -        2,032,323              -      2,032,323

Reclassification of
  warrant liability
  due to debt
  extinguishment ..           -          -         -        -           -          240,592              -        240,592

Reclassification
  of financial
  instruments to
  liabilities .....           -          -         -        -           -       (2,806,245)             -     (2,806,245)

Net Loss .........            -          -         -        -           -                -    (11,009,388)   (11,009,388)
                     ----------   --------   -------   ------      ------      -----------   ------------   ------------

BALANCE AT
  DECEMBER 31, 2006  12,101,195   $121,012   130,000   $1,300      $    -      $ 5,107,537   $(11,494,702)  $ (6,264,853)
                     ==========   ========   =======   ======      ======      ===========   ============   ============

                             See accompanying notes to the consolidated financial statements

                                                           F-5

                                 DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                    FROM
                                                                               FOR THE          MAY 16, 2005
                                                                              YEAR ENDED       (Inception) to
                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2006               2005
                                                                             ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................      $(11,009,388)      $   (485,314)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Change in accounts receivable allowance .........................             5,551                  -
      Depreciation ....................................................            51,966                774
      Amortization of intangible assets ...............................           444,408                  -
      Amortization of debt issue costs ................................           208,351                  -
      Loss on extinguishment of debt ..................................           208,452                  -
      Amortization of debt discount to interest expense ...............         4,358,733                  -
      Common stock and warrants for services ..........................         1,903,976              7,500
      Embedded conversion option valuation expense ....................           667,076                  -
      Warrant and option valuation expense (income) ...................          (249,662)                 -
      Loss (gain) on disposal of assets ...............................          (192,471)                 -
    (Increase) decrease in assets and liabilities:
      Accounts receivable .............................................           318,106                  -
      Prepaid assets ..................................................          (275,933)           (19,136)
      Other  assets ...................................................           (73,508)            (1,760)
      Accounts payable ................................................           250,747             81,347
      Accrued expenses ................................................           719,113             96,139
      Deferred revenue ................................................           (13,203)                 -
      Customer deposit ................................................           (42,965)                 -
                                                                             ------------       ------------
      Net Cash Used In Operating Activities ...........................        (2,720,651)          (320,450)
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ...............................................            25,348                  -
  Acquisition of property and equipment ...............................          (325,937)          (647,487)
  Acquisition of business .............................................           (41,077)                 -
                                                                             ------------       ------------
      Net Cash Used In Investing Activities ...........................          (341,666)          (647,487)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ..........................         2,910,000            987,500
  Repayment of convertible promissory notes ...........................          (345,158)                 -
  Proceeds from notes payable and line of credit ......................            10,000                  -
  Debt issue costs ....................................................          (302,373)                 -
  Repayment of capital leases .........................................            (8,940)                 -
  Proceeds from common stock issuance .................................           983,136                  -
                                                                             ------------       ------------
      Net Cash Provided By Financing Activities .......................         3,246,665            987,500
                                                                             ------------       ------------

Net Increase in Cash ..................................................           184,348             19,563

Cash at Beginning of Period ...........................................            19,563                  -
                                                                             ------------       ------------
Cash at End of Period .................................................      $    203,911       $     19,563
                                                                             ============       ============

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes ........................      $          -       $          -
                                                                             ============       ============
  Cash paid during the period for interest ............................      $     91,943       $          -
                                                                             ============       ============

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issue in acquisitions ................................      $  6,173,980       $          -
                                                                             ============       ============
  Notes payable and accrued interest converted to common stock ........      $    812,851       $          -
                                                                             ============       ============
  Assets purchased under Capital Lease ................................      $    116,540       $          -
                                                                             ============       ============
  Purchase of GSA agreement and deposits for note payable .............      $    350,000       $          -
                                                                             ============       ============
  Discount on promissory notes ........................................      $  2,630,202       $          -
                                                                             ============       ============
  Conversion liability related to promissory note .....................      $  1,954,950       $          -
                                                                             ============       ============

                       See accompanying notes to the consolidated financial statements

                                                     F-6

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the fiscal year ended December 31, 2006, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         All share and per share data in the accompanying consolidated financial statements have been adjusted retroactively for the effect of a recapitalization transaction between Dynamic Leisure Corporation ("Dynamic," "we," "us," "our")(formerly, DynEco Corporation), and Dynamic Leisure Group, Inc. ("DLG") in January 2006 and a subsequent one-for-thirty reverse stock split (see Note 12).

         In 2005, DLG was a development-stage company, with its focus on establishing a corporate structure, researching and identifying companies and businesses to acquire and obtaining financing to consummate such acquisitions. During February and March 2006, the Company acquired operating companies with revenue and is no longer a development-stage company.

Principles of Consolidation

         The consolidated financial statements include the accounts of Dynamic and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

         Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

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

         These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of accounts receivable, valuation of goodwill, valuation and amortization of intangible assets, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as a cash equivalent as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at December 31, 2006 were $20,769. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. The Company has not experienced any losses on such accounts.

Accounts Receivable

         Accounts Receivable result from either the sale of travel products or agreements with various hotels, including co-op advertising support. The Company evaluates the collectibility of accounts receivable while working with its individual customers and vendors. A majority of the accounts receivable for travel products are collected prior to travel departure.

Prepaid Travel

         The Company is required to pay for certain travel (mainly hotels) in advance. Payments made to these vendors in advance are recorded as an asset in the prepaid travel account. The Company recognizes the expense when the associated revenue is recognized.

Property and Equipment

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method and is expensed based upon the estimated useful lives of the assets which ranges from three to seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. No impairment was recognized during the year ended December 31, 2006.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the year ended December 31, 2006.

Surety Bond and Restricted Investments

         At December 31, 2006, the Company had outstanding a surety bond for approximately $75,000 in favor of the Airlines Reporting Corporation (ARC), which allows the Company to purchase airline tickets through the ARC's computerized ticket system. The terms of the surety bond agreement with the ARC requires the Company to maintain a collateral deposit of $22,500 with the ARC. The deposit is included in Other Assets--Deposits on the accompanying consolidated balance sheet. The Company also maintains restricted investments at December 31, 2006 of $127,842 related to its ARC agreement.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Letters of Credit

         At December 31, 2006, the Company had two outstanding letters of credit totaling approximately $112,000 payable to the ARC to allow the Company to purchase airline tickets through the ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet.

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

         The Company records merchant sales transactions at the gross purchase price generally on the date of travel. The Company considers a transaction to be a "merchant sales transaction" where the Company is the primary obligor to the customer and the Company acts as the merchant of record in the package transaction, which consists of several products from different vendors. In these transactions the Company also controls selling prices, and is solely responsible for making payments to vendors. The Company records transactions at the net purchase price where the Company is not the merchant of record or the product is not sold as a package. The Company records revenue and related costs of products when travel occurs or, for certain products, when the service is completed. It is the Company's policy to be paid by the customer in advance, with monies received in advance of travel recorded as a deferred revenue liability. The Company may receive cash or hotel room credits in exchange for providing cooperative advertising for its vendors. The Company records accounts receivable for these amounts and offsets the applicable advertising expense. Once the advertising expense is reduced to zero, any excess cooperative advertising fees are recorded as revenue.

Advertising Costs

         The Company expenses advertising costs as incurred. During the year ended December 31, 2006, the Company's advertising expense totaled $36,917.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Stock-Based Compensation

         On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company had no unvested stock option awards on January 1, 2006. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires us to account for all new stock compensation to employees using fair value. There was no cumulative effect of applying SFAS 123(R) at January 1, 2006.

Concentration of Credit Risk and Other Concentrations

         Nearly all of the Company's travel products sold during 2006 were for destinations in the Caribbean and Mexico. This concentration potentially exposes us to both political and weather risks of this region.

         The Company has a diverse US customer base, including consumers purchasing products through travel agencies and purchasing directly via the Internet.

         The Company has very little credit risk since the vast majority of its travel products are paid for in advance.

         The Company has negotiated contracts with airlines that allow the Company to price certain products more favorably than its competitors. The loss of such contracts could have a negative effect on the Company.

Income Taxes

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted
EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2006, there were outstanding warrants, options, third-party debt and related-party debt convertible into 9,854,550, 1,101,206, 5,124,806 and 388,889 common shares, respectively, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the periods ending December 31, 2006 and 2005 due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

         SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"): In December 2004, the FASB issued this Statement which addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company's financial position or results of operations.

         FASB Statement No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140" ("FASB Statement No. 156"): In March 2006, the FASB issued Statement No. 156 which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB Statement No. 156 was effective for years beginning after September 15, 2006. The Company does not believe FASB Statement No. 156 will have a material effect on the Company's financial statements.

         FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"): In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which was effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions, but presently believes there are no material matters.

         FASB Statement No. 157, "Fair Value Measurements" ("FASB Statement No. 157"): In September 2006, the FASB issued FASB Statement No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

         Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"): In September 2006, the Securities and Exchange Commission issued SAB 108 which provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"): In December 2006, the FASB issued FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 was effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

         SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.


NOTE 3   GOING CONCERN

         For the year ended December 31, 2006, the Company had a net loss of $11,009,388, used net cash in operations of $2,720,651, a working capital deficiency of $12,095,860, and a stockholders' deficiency of $6,264,853. In addition, the Company is in default on convertible promissory notes totaling $107,500 at December 31,2006, and $2,157,500 as of March 6, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of December 31, 2006, the Company had $5,162,658 in outstanding Convertible Notes payable to third parties (including the notes in default as described above), which are convertible into 5,124,806 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. As of December 31, 2006 the Company did not have adequate working capital to meet these obligations with cash payments.

         Management believes that its plans to raise additional capital will allow for adequate funding of the Company's cash requirements through December 31, 2007, although there is no assurance regarding this belief or that the Company will be successful in these efforts. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern. Subsequent to December 31, 2006, the Company received proceeds from the issuance of a $400,000 convertible promissory note and extended the January 11, 2007 maturity date on its $2,250,000 convertible promissory note to March 5, 2008.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2006:

                                                                   Estimated
                                                 December 31,     Useful Life
                                                     2006          in Years
                                                 ------------     -----------
         Office furniture and equipment ....     $   165,770          3-5
         Software ..........................          37,753            5
         Software in Development ...........         920,097
                                                 -----------
         Total property and equipment ......     $ 1,123,620
         Less accumulated depreciation .....         (46,951)
                                                 -----------
         Property and equipment, net .......     $ 1,076,669
                                                 ===========

         During 2006, the Company entered into $116,540 of capital lease commitments for computer and telephone equipment. Depreciation expense was $51,966 for 2006.

         Software in Development consists of the purchase of worldwide rights and source code to Tourscape, proprietary software for use in the wholesale travel industry, for $500,000 and the purchase of third party database software and related implementation costs of $420,097. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company completed its implementation of the software and placed it in service in March 2007.

         Per the terms of the purchase agreement for the Tourscape software, the Company agreed not to sell or license the Tourscape software to any unaffiliated third party until approximately June 30, 2006 without the prior written consent of the seller. If the Company determines at a future date to sell or license the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.


NOTE 5   INTANGIBLE ASSETS

         Intangible assets at December 31, 2006, are as follows:

                                                       Accumulated     Net Book
                                Life        Cost       Amortization     Value
--------------------------    --------   ----------   -------------   ----------
Airline contracts ........      7 yrs.   $2,820,000     $ 233,797     $2,586,203
Hotel contracts ..........      7 yrs.      422,500        16,628        405,872
URLs .....................     10 yrs.    1,011,000        55,789        955,211
Mailing list .............      3 yrs.      150,000         4,018        145,982
General service agreement     2.5 yrs.      348,413       134,176        214,237
                                          ---------     ---------     ----------
                                         $4,751,913     $ 444,408     $4,307,505
                                         ==========     =========     ==========

         Amortization expense for the year ended December 31, 2006 totaled $444,408. Amortization of intangible assets in future years is expected to be as follows:

         2007          $   746,496
         2008          $   607,132
         2009          $   607,132
         2010          $   607,132
         2011          $   607,132
         Thereafter    $ 1,132,481

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at December 31, 2006:

                                                                Original Debt Discount Components
                                                               ------------------------------------    Cumulative
                                                               Beneficial                             Amortization
Interest    Original      Notes        Note        Balance     Conversion    Warrant                     As Of
 Rate      Principal    Converted   Repayments   12/31/2006     Feature     Liability      Total       12/31/2006
--------   ----------   ---------   ----------   -----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $       -    $ 1,450,000   $1,208,332            -   $1,208,332   $   993,149
 9%  (S)      600,000           -           -        600,000      480,000            -      480,000       428,712
10%  (S)    2,250,000           -           -      2,250,000      206,618    2,030,202    2,236,820     2,169,409
10%  (U)      310,316           -    (155,158)       155,158       77,372      232,944      310,316       310,316
10%  (U)       50,000     (50,000)          -              -       50,000            -       50,000        50,000
10%  (U)       10,000           -           -         10,000            -            -            -             -
10%  (U)      100,000    (100,000)          -              -            -            -            -             -
 5%  (U)       50,000           -     (50,000)             -            -            -            -             -
10%  (U)       75,000     (75,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -            -            -            -             -
10%  (U)       50,000     (50,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -       10,000            -       10,000        10,000
10%  (U)       75,000           -           -         75,000            -            -            -             -
10%  (U)       10,000           -           -         10,000            -            -            -             -
10%  (U)       30,000           -     (30,000)             -            -            -            -             -
10%  (U)       50,000           -     (50,000)             -            -            -            -             -
10%  (U)       12,500           -           -         12,500            -            -            -             -
10%  (U)       25,000           -     (25,000)             -            -            -            -             -
10%  (U)       10,000           -     (10,000)             -            -            -            -             -
10%  (U)       25,000           -     (25,000)             -            -            -            -             -
 6%  (S)      600,000           -           -        600,000            -      600,000      600,000        42,740
           ----------   ---------   ---------    -----------   ----------   ----------   ----------   -----------
           $5,857,816   $(350,000)  $(345,158)   $ 5,162,658   $2,032,322   $2,863,146   $4,895,468   $ 4,004,326
           ==========   =========   =========    ===========   ==========   ==========   ==========   ===========
(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 2,312,658       $   266,471       $ 2,046,187
Long-term portion ........         2,850,000           624,671         2,225,329
                                 -----------       -----------       -----------
Total ....................       $ 5,162,658       $   891,142       $ 4,271,516
                                 ===========       ===========       ===========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         Terms and Original Debt Discount Assumptions:

                                                                                Original Warrant and Option Liability
                    Convertible Promissory Notes                                 Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   ---------------------------------------------------
Interest    Balance     Unamortized   Maturity              Conversion               Exercise   Expected   Vola-    Discount
  Rate     12/31/2006     Discount      Date     Payments      Price      Shares      Price     Life(Yr)   tility     Rate
--------   ----------   -----------   --------   --------   ----------   ---------   --------   --------   ------   --------
9%  (S)    $1,450,000    $215,183       3/6/07      (A)        $1.50             -        -         -         -          -
9%  (S)       600,000      51,288       2/8/07      (B)         1.50             -        -         -         -          -
10% (S)     2,250,000      67,411       3/5/08      (C)         1.00     2,000,000     1.00       3.0       271%      5.07%
 -   -           -              -                   (D)         1.00       250,000     1.00       2.25      142%      5.03%
10% (U)       155,158           -      6/30/07      (E)          .75       304,000      .90       3.0       354%      3.96%
10% (U)        10,000           -      6/30/06      (F)          .90             -        -         -         -          -
10% (U)        75,000           -      6/30/06      (F)          .90             -        -         -         -          -
10% (U)        10,000           -      6/30/06      (F)          .90             -        -         -         -          -
10% (U)        12,500           -      6/30/06      (F)          .90             -        -         -         -          -
 6% (S)       600,000     557,260     10/25/09      (G)          (G)     5,000,000     1.50       3.0       154%      4.58%
           ----------    --------
           $5,162,658    $891,142
           ==========    ========

(A) - This note went into default for nonpayment on its maturity date.

(B) - This note went into default for nonpayment on its maturity date. A second cash payment representing down payment was due 6/6/2006 totaling $440,000. No payment was made on the $440,000 (see Note 16).

(C) - Maturity date of note was extended on March 5, 2007 to March 5, 2008.

(D) - Relates to $250,000 additional borrowings from MMA on 9/20/2006 and part of the original $2,000,000 convertible note payable.

(E) - Monthly principal payments of $29,700 were to commence 6/1/2006. No payments have been made and the loan is in default.

(F) - Balance is past due and loan is in default. The Company is in negotiations to extend the maturity date or have the note converted.

(G) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $.3575 per share at December 31, 2006.

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $3,888,418 for the year ended December 31, 2006 and was included in interest expense in the accompanying consolidated financial statements.

         In total as of December 31, 2006 and as of March 6, 2007, the Company was in default on third-party convertible promissory notes of $107,500 and $2,157,500, respectively.

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of December 31, 2006, the Note had an outstanding balance of $350,000 (see Note 11 and 13).

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         During 2003, the Company received the entire $150,000 funding commitment. The agreement expires in November 2012. Pursuant to EITF No. 88-18 "Sale of Future Revenues", the Company recorded the funding as a current liability and in connection with APB No. 21 "Interest on Receivables and Payables," accretes interest to the maximum value of $450,000 through the November 2012 expiration date. The accreted balance due as of September 30, 2006 was $235,138. This loan was assumed by Buccaneer Exploration, Inc. on October 5, 2006 as part of an Assignment and Assumption Agreement, a transaction subsequently approved by TRDA. A gain on sale of assets was recorded in 2006 totaling $235,138 as a result of this transaction and is included in gain on disposal of assets in the consolidated statement of operations.

Other Notes Payable
-------------------

         Notes payable consisted of the following as of December 31, 2006:

         Notes Payable - Bearing interest at rates ranging
          from 5% to 15% unsecured and due at various dates
          through August 2007 .............................   $ 156,434

         Notes payable assumed from DynEco ................      20,154

         Line of credit - IRT/ITR .........................     210,000
                                                              ---------
                                                              $ 386,588
         Less current portion .............................    (386,245)
                                                              ---------
             Notes payable, net of current portion ........   $     343
                                                              =========

         At December 31, 2006, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $35,000. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at December 31, 2006.

Capital Lease Obligation
------------------------

         During 2006, the Company entered into capital equipment leases with an aggregate gross value of $116,540. The terms of the leases range from three to five years, with interest rates ranging from 4.99% to 11.44%.

         As of December 31, 2006 the Company's capital leases consisted of the following:

         Total Capital Leases ..........................     $ 107,600
         Less Current Capital Leases ...................       (34,152)
                                                             ---------
            Long-term portion of Capital Leases ........     $  73,448
                                                             =========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         Future maturities of capital lease obligations are as follows:

              2007         $34,619
              2008         $37,958
              2009         $20,998
              2010         $11,897
              2011         $ 2,128

MMA Capital, LLC Financings
---------------------------

         On January 13, 2006, the Company issued a Secured Convertible Promissory Note with the principal balance of $2,000,000 to MMA Capital, LLC ("MMA"). As described below, on September 20, 2006, the parties amended this Note to increase the principal amount by $250,000 to a total of $2,250,000.

         On August 16, 2006, the Company entered into an agreement with MMA to defer interest payments due on the Note each quarter until January 11, 2007, the maturity date of the loan. On March 5, 2007, the maturity date of this note was extended to March 5, 2008.

         In consideration for this August 16, 2006 deferral, the Company agreed to increase the interest rate retroactively from 8% to 10% and to issue MMA 100,000 shares of the Company's common stock. In accordance with EITF 96-19, this transaction was treated as a modification of debt since the extra consideration given in the agreement did not amount to more than a ten percent change in the present value of the amount due to MMA over the life of the promissory note. As a result, the increase in interest rate and the additional consideration will be accounted for prospectively from the date of the modification.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         On March 5, 2007, the Company entered into a Settlement Agreement with MMA pursuant to which in consideration for the Company's issuance to MMA of a warrant exercisable for 3,000,000 shares of the Company's Common Stock with an exercise price of $1.50 per share (the "MMA Warrant"), MMA agreed to (i) extend the maturity date of the Company's outstanding promissory note payable to MMA to March 5, 2008; and (ii) to dismiss its action against the Company filed on November 22, 2006 in the United States District Court for the Northern District of California entitled MMA Capital, LLC v. Dynamic Leisure Corporation, Case No. C 06 7263 CRB (the "Action") with prejudice and to fully and finally waive all contract breaches alleged in the Action.

         In addition, with respect to the registration statement on Form SB-2 filed with the Commission on December 18, 2006 (Commission File No. 333-139438) (the "MMA Registration Statement"), the Company agreed to use its commercially reasonable efforts to respond to any comments issued by the Staff of the Commission within ten (10) business days and to file any required amendments within five business days of receiving notice from the Commission that the Post-Effective Amendment to Registration Statement on Form SB-2 (Commission File No. 333-124283) is effective. In addition, the Company agreed not to withdraw the MMA Registration Statement without first obtaining written approval from MMA, to use commercially reasonable efforts to cause the MMA Registration Statement to become effective, and to maintain the effectiveness of the MMA Registration Statement, subject to certain exceptions, until the earlier of (i) one year; (ii) the date on which all securities covered by the MMA Registration Statement as amended from time to time, have been sold; or (iii) the date on which all the securities covered by the MMA Registration Statement as amended from time to time, can be sold in any three-month period without registration in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

         The Company's failure to comply with the provisions of Settlement Agreement shall be deemed to be an event of default, which if not cured within fifteen (15) days after receipt of written notice of such event of default, entitles MMA to nominate one person to the Company's Board of Directors (the "First MMA Nominee") and the Company is required to appoint MMA's nominee to its Board of Directors within two days thereafter. MMA is entitled to nominate one additional person to the Company's Board of Directors and the Company is required to appoint such nominee to its Board of Directors within two days thereafter, if an event of default is not cured by the Company within fifteen
(15) days of the date the First MMA Nominee is nominated. The maximum number of nominees that MMA is entitled to under this provision is two.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         The MMA Warrant is exercisable for a term of three years for up to 3,000,000 shares of the Company's Common Stock at an initial exercise price of $1.50 per share. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrant (the "Warrant Shares") are subject to adjustment for stock splits, stock combinations and certain reorganizations. The Warrant exercise price, but not the number of Warrant Shares is subject to a "full-ratchet" adjustment upon the issuance by the Company of shares of Common Stock for no consideration or for a consideration per share less than the Warrant exercise price, subject to certain enumerated exceptions. The Company has agreed to register the sale of the Warrant Shares on a registration statement pursuant to the Securities Act. The MMA Warrant was issued in a private placement transaction, exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         Per SFAS 133 and EITF 00-19 and related interpretations, the convertible note at the January 13, 2006 issuance date was classified as one financial instrument as it is considered conventional convertible debt. In addition, the warrant was classified as a liability ("warrant liability") (see
Note 7) due to the liquidated damages provision in the registration rights agreement at its initial fair value with a corresponding charge to debt discount. The beneficial conversion value associated with the convertible debt is recorded as a debt discount and additional paid in capital.

         In accordance with SFAS 133, the warrants underlying the warrant liability were and are revalued quarterly based on assumptions in effect on that date using the Black-Scholes model. See Note 7 for the assumptions related to the revaluation and the related effect on the warrant liability and warrant valuation income (expense) during the period.

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at December 31, 2006. Therefore, there was no effect of implementing this standard.

DynEco March 2, 2005 Convertible Notes and Modification and Waiver Agreement
----------------------------------------------------------------------------

         On January 13, 2006, the Company and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation entered into a Modification and Waiver Agreement pursuant to which Convertible Promissory Notes issued by the Company to these parties in the aggregate principal balance of $327,000 on March 2, 2005 were amended to provide that interest on these Notes at the rate of 5% per annum would be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 were to commence on June 1, 2006. As of December 31, 2006, the Company is in default of the terms of the Modification and Waiver Agreement. Accordingly, the Company has accrued default interest at the rate of 10% from the date of default of June 1, 2006.

         As consideration for the Modification and Waiver Agreement, the Company paid these noteholders a total of $232,210, consisting of $154,632 in principal payments and a premium in the amount of $77,578. The Company recorded the premium as additional expense in the fourth quarter of 2005. The notes are convertible at the conversion rate of $0.75 per share, subject to adjustments, including anti-dilution adjustments and an adjustment if the Company issues common stock or rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets. As of December 31, 2006, there was $155,158 in outstanding principal remaining on these notes.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         The Company agreed to file an amendment to the existing registration statement covering the sale of the shares issuable upon conversion of these notes and exercise of the warrants. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages to the note holders. The registration statement was filed on April 12, 2006 and was required to become effective by June 13, 2006. In addition, the Company agreed to file a new registration statement covering the sale of the shares issuable pursuant to the Modification and Waiver Agreement the sale of which was not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages. The registration statement was filed on May 12, 2006 and was required to become effective by July 13, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required. The post-effective amended registration statement and the additional registration statement did not become effective in the required 60 days due to comments received from the SEC with respect to the registration statement. The Modification and Waiver Agreement provides for liquidated damages payable to the note holders of an amount equal to two percent (2%) of the Purchase Price of the Notes remaining unconverted for each thirty (30) days or part thereof, that a registration statement is not effective. The Company must pay the liquidated damages in cash. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which liquidated damages are payable. As of this filing, the note holders have not taken any action on this deficiency and the Company has accrued $41,012 as of December 31, 2006, in liquidated damages recorded as an operating expense.

         During the first quarter of 2006, the Company recorded a non-cash loss relating to (i) the extinguishment of debt of $208,442, (ii) the value of the 200,000 shares of common stock issued (valued at $.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock), (iii) issuance of additional warrants, and (iv) the write-off of deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $232,944 at the modification date.

         In accordance with SFAS 133, the warrants underlying the warrant liability are revalued quarterly based on assumptions in effect on that date using the Black-Scholes model. See Note 7 for the assumptions related to the revaluation and the related effect on the warrant liability and warrant valuation income (expense) during the period.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Convertible Promissory Notes with Variable Conversion Price
-----------------------------------------------------------

         On November 9, 2006, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers", whereby the Company sold to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of One Million Dollars ($1,000,000). The $1,000,000 was to be funded in two tranches ($600,000 on November 9, 2006, and $400,000 upon the filing of a Registration Statement registering the sale of the shares underlying the Notes). The offering was made pursuant to Section 4(2) of the Act, as amended. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than $1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Company's obligations under the Notes are collateralized by a security interest in substantially all of the Company's assets.

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

         The Company has an obligation to register shares of its common stock pursuant to the terms of a Registration Rights Agreement with the note holders. The Company has the right to redeem the Notes under certain circumstances, as well as the right to pay monthly cash payments to prevent any conversion of the Notes during such month. The Notes are secured by all of the Company's assets pursuant to the terms of a Security Agreement and Intellectual Property Security Agreement. The proceeds of the offering will be used to repay certain indebtedness and for working capital.

         Due to the variable conversion price, the secured convertible term notes were bifurcated and recorded as two liability instruments, a debt instrument and an embedded conversion option liability at fair value.

         On January 5, 2007, the Company entered into a Securities Purchase Agreement for the second tranche in an aggregate amount of $400,000 (see Note
16).

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 7   WARRANT AND OPTION LIABILITY

         The Company recorded a warrant liability related to Convertible Notes in connection with the Modification and Waiver Agreement of January 13, 2006 and the MMA Capital LLC financing due to the liquidated damages provision in the registration rights agreement requiring liability treatment under EITF 00-19 (see Note 6 and discussion within FSP EITF 00-19-2). The Company also recorded warrant and option liability related to the Convertible Notes with a variable conversion price issued on November 9, 2006. EITF 00-19 requires liability treatment for all outstanding warrants and non-employee options as a result of the variable conversion price provision contained in these Convertible Notes. As a result, warrants for 5,000,000 shares of common stock were recorded as warrant liability and warrants for 2,300,050 shares and non-employee options for 1,000,000 shares of the Company's common stock were reclassified from equity and recorded as liabilities on the Company's consolidated balance sheet on November 9, 2006, the issuance date of the convertible notes with the variable conversion price.

         The remaining warrant and option liability will continue to be revalued until the expiration date of the debt or at such time EITF 00-19 and related interpretations provide for the reclassification of these financial instruments to equity, with any changes in valuation recorded as warrant and option valuation income or expense.

         The Company's warrant and option liability and related revaluation assumptions are as follows:

                                                      11/9/06                                      Warrant
                         3/2/05                      Variable       All Other        Total       and Option
                      Convertible                   Conversion      Warrants        Warrant       Valuation
                         Note            MMA           Price           and        and Option       (Income)
                        Holders        Capital         Notes         Options       Liability       Expense
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 12/31/2005    $   232,944    $         -    $         -    $         -    $   232,944    $         -

MMA transaction ...             -      1,793,382              -              -      1,793,382              -
Change in value ...       337,851      1,882,191              -              -      2,220,042      2,220,042
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 3/31/06 ...       570,795      3,675,573              -              -      4,246,368      2,220,042

Change in value ...      (198,044)    (1,243,447)             -              -     (1,441,491)    (1,441,491)
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at 6/30/06        372,751      2,432,126              -              -      2,804,877        778,551

MMA transaction ...             -        236,820              -              -        236,820              -
Change in value ...      (100,248)      (716,853)             -              -       (817,101)      (817,101)
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at 9/30/06        272,503      1,952,093              -              -      2,224,596        (38,550)

Variable Conversion
 Price Notes ......             -              -      4,756,496              -      4,756,496     (4,156,496)

Reclassification
 from Equity ......             -              -              -      2,806,245      2,806,245              -

Change in Value ...      (124,216)      (905,323)    (2,257,918)    (1,080,151)    (4,367,608)     4,367,608
                      -----------    -----------    -----------    -----------    -----------    -----------
                      $   148,287    $ 1,046,770    $ 2,498,578    $ 1,726,094    $ 5,419,729    $  (249,662)
                      ===========    ===========    ===========    ===========    ===========    ===========

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

March 31, 2006
--------------
     Warrants ............    304,500    2,000,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.85        $1.85
     Expected life (years)        3.0         2.75
     Volatility ..........       354%         354%
     Discount rate .......       4.29         4.29

June 30, 2006
-------------
     Warrants ............    304,500    2,000,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.25        $1.25
     Expected life (years)       2.75          2.5
     Volatility ..........       271%         271%
     Discount rate .......       5.07         5.07

September 30, 2006
------------------
     Warrants ............    304,500    2,250,000
     Exercise price ......       $.90        $1.00
     Market price ........      $1.16        $1.16
     Expected life (years)        2.5         2.25
     Volatility ..........       142%         142%
     Discount rate .......       5.03         5.03

December 31, 2006
-----------------
     Warrants/options ....    304,500    3,000,000   5,000,000         3,300,050
     Exercise price ......       $.90        $1.00       $1.50   $.675 to $11.25
     Market price ........       $.65         $.65        $.65              $.65
     Expected life (years)       2.25          2.0         2.8         .5 to 4.9
     Volatility ..........       166%         166%        166%              166%
     Discount rate .......       4.78         4.78        4.78              4.66

         On September 30, 2006, the Company determined that the period for measuring the volatility of the Company's stock should be revised to begin on January 13, 2006, the recapitalization date. Formerly, the measurement period included years prior to the recapitalization. As a result, volatility was reduced from 271% as of June 30, 2006 to 142% as of September 30, 2006. As of December 31, 2006, volatility was 166%. Any change in the warranty and option liability as a result of the change in the period used to measure volatility was recorded as a change in estimate and charged to earnings in the third quarter of 2006.


NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006. Such variable conversion prices require liability treatment for embedded conversion option consisting of a conversion price equal to a 45% discount to the market price of the Company's common stock as of December 31, 2006. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                                      11/9/06          Total
                                     Variable        Embedded         Conversion
                                    Conversion       Conversion         Option
                                      Price            Option          (Income)
                                      Notes          Liability         Expense
                                    ---------        ----------       ----------
Debt issued 11/9/2006 .......       $ 679,426        $ 679,426        $ 679,426

Change in Value .............         (12,350)         (12,350)         (12,350)
                                    ---------        ---------        ---------
Balance at  12/31/2006 ......       $ 667,076        $ 667,076        $ 667,076
                                    =========        =========        =========

November 9, 2006
----------------
     Principal ...........        $600,000
     Shares upon conversion        566,188
     Exercise price ......            $.60
     Market price ........           $1.20
     Expected life (years)             3.0
     Volatility ..........            154%
     Discount rate .......            4.58

December 31, 2006
-----------------
     Principal ...........        $600,000
     Shares upon conversion      1,026,271
     Exercise price ......          $.2925
     Market price ........            $.65
     Expected life (years)             2.8
     Volatility ..........            166%
     Discount rate .......            4.79


NOTE 9   STOCKHOLDERS' DEFICIT
------------------------------

Common Stock Issued Pursuant to Recapitalization
------------------------------------------------

         The Company is deemed to have issued 1,157,951 shares of common stock to the shareholders of DynEco and warrants and options to purchase 859,337 and 124,539 shares of the Company's common stock to holders of DynEco warrants and DynEco non-qualified plan options, respectively, as part of the Stock Exchange Agreement. In addition, the Company assumed liabilities of $933,282 (see Note
12).

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

         On March 6, 2006, the Company issued 700,000 shares of its common stock to Stephen A. Hicks, pursuant to the acquisition of IRT/ITR. The shares were valued at $2.62 per share (the average closing price of the Company's stock on the 5 days before and 5 days after the acquisition period) for an aggregate value of $1,833,300.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         On July 10, 2006, the Company issued and sold 400,000 shares of its common stock for $1.00 per share to MMA Capital. In connection with this transaction, the Company paid a finder's fee of $49,000 in cash to Forte Capital, LLC. In connection with this transaction, the Company agreed to file a new registration statement covering the sale of these shares on or before October 2, 2006, or within thirty (30) days of the effective date of the Company's pending post-effective amendment(s), whichever comes first, and to cause the registration statement to become effective within sixty (60) days of its filing with the SEC. The Company is subject to liquidated damages if the registration statement is not timely filed or should the registration statement

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

not be declared effective within the above-stated time period, of two percent (2%) of the committed capital investment, in cash or common stock of the Company at current market price, at the Purchaser's discretion, for each one (1) calendar month of delay in either filing or effectiveness, or both. This late-filing/late-effectiveness provision also applies to the Common Stock Purchase Agreement between MMA Capital and the Company dated June 29, 2006 as set forth in the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006. As of November 17, 2006, the Company has not filed a registration statement to register these shares, and all liquidated damages were subsequently waived by MMA.

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

         On October 25, 2006, the Company received proceeds of $50,000 towards the purchase of 50,000 shares of the Company's common stock for $1.00 per share. These shares are recorded as issuable common stock at December 31, 2006.

Common Stock Issued Pursuant to Warrant Exercise
------------------------------------------------

         On March 15, 2006, the Company issued 133,332 shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $90,000.

         On April 14, 2006, the Company issued 66,600 shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $45,000.

Common Stock Issued in Conversion of Convertible Notes Payable
--------------------------------------------------------------

         For the year ended December 31, 2006 the Company issued a total of 413,245 shares of its common stock pursuant to the conversion of six convertible promissory notes in the aggregate principal amount of $350,000 plus accrued interest of $23,291, at a conversion rate of $.90 per share. The Company expensed any remaining unamortized debt discount related to these notes upon conversion.

         On September 5, 2006, the Company issued 488,400 shares of its common stock pursuant to the conversion of a related party convertible promissory note in the principal amount of $400,000 plus accrued interest of $39,560, at a conversion rate of $.90 per share.

Common Stock Issued For Services
--------------------------------

         On July 1, 2006, the Company entered into an agreement with Redwood Consultants LLC to provide investor relation services to the Company. Pursuant to this agreement, the Company issued Redwood Consultants 400,000 vested shares of the Company's common stock valued at $500,000 or $1.25 per share determined using the market stock price as of the date of the agreement. The fair value of $500,000 will be amortized over the one year term of the agreement. The amortized value of $250,000 of this agreement at December 31, 2006 has been charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         On July 11, 2006, the Company entered into an agreement with The Research Works, LLC to provide equity research about the Company. Pursuant to the Agreement, the Company issued The Research Works 80,000 vested shares of the Company's common stock valued at $128,000 or $1.60 per share determined using the market stock price as of the date of the agreement. The fair value of $128,000 will be amortized over the term of the agreement from July 11, 2006 to August 1, 2007. The amortized value of $64,200 of this agreement at December 31, 2006 has been charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

         On August 21, 2006, the Company issued 30,000 shares of its common stock to MMA Capital as payment for consulting services valued at $36,900 or $1.23 per share determined using the market stock price as of issuance. The value of these shares was expensed upon issuance.

         On August 29, 2006, the Company issued 170,000 shares of its common stock to Forte Capital as payment for consulting services valued at $212,500 or $1.25 per share determined using the market stock price as of issuance. The value of these shares was expensed upon issuance.

         On September 1, 2006, the Company issued 200,000 shares of its common stock to Len Sculler, a former director of the Company valued at $270,000 or $1.35 per share determined using the market stock price as of issuance. The value of these shares was expensed as director fees upon issuance.

         On September 20, 2006, the Company issued 100,000 shares of its common stock to IMS-GA, LLC, an entity affiliated through common management with MMA, as payment for consulting services valued at $125,000 or $1.25 per share determined using the market stock price as of issuance. The fair value of the $125,000 will be amortized over the one year term of the agreement. The amortized value of this agreement of $41,600 as of December 31, 2006 has been recorded as equity and charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

         On November 6, 2006, the Company's Board of Directors appointed Eric H. Winston as a Board member. The Company granted Eric H. Winston 200,000 shares of common stock valued at $140,000 or $.70 per share (based on the closing price of the Company's common stock on the date of issuance). The shares vest 25% upon issuance and 25% every quarter thereafter. As of December 31, 2006, 50,000 shares had vested and were recorded as issued and outstanding. The fair value of $140,000 will be recognized pro rata over the vesting period, and as of December 31, 2006, $58,333 has been recorded as equity and charged to operations as an expense.

         On December 1, 2006, the Company's Board of Directors appointed Ben J. Dyer as a Board member. The Company granted Ben J. Dyer 200,000 shares of common stock valued at $110,000 or $.55 per share (based on the closing price of the Company's common stock on the date of issuance). The shares vest 25% upon issuance and 25% every quarter thereafter. As of December 31, 2006, 50,000 shares had vested and were recorded as issued and outstanding. The fair value of $140,000 will be recognized pro rata over the vesting period, and as of December 31, 2006, $36,667 has been recorded as equity and charged to operations as an expense.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Common Stock Warrants, Options and Valuation
--------------------------------------------

         As of December 31, 2006, the Company had outstanding warrants and options exercisable for a total of 9,854,550 and 1,101,206 shares of common stock, respectively.

         The Company estimates the value of awards of share-based payments using the Black-Scholes option pricing method that uses assumptions in effect on the date of grant. The assumptions of volatility are based on historical volatility since the Company does not have traded options on which to base any estimate of implied volatility. The assumptions of expected term are based on the contractual term since the Company has no reliable history to measure the expected term. The risk-free rate for periods within the expected term of the option is based on the U.S. treasury yield curve in effect at the time of the grant. From January 13, 2006, the merger date, to June 30, 2006, the Company used pre-merger and post merger stock prices for estimating volatility. Beginning in the quarter ended September 30, 2006, the Company calculated volatility by excluding stock prices prior to the merger date as the Company believes the post merger period of January 13, 2006 to the period end is now a representative period for measuring post merger volatility.

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Non-Employee Warrants               Shares     Price        Term         Value
---------------------               -------   --------   -----------   ---------
Outstanding at January 1, 2006 ..         0     0.00        0.00           -
Granted .........................   200,000     1.25        5.00           -
Exercised .......................         0     0.00           -           -
Forfeited or expired ............         0        -           -           -
Outstanding at December 31, 2006    200,000     1.25        5.00           -
Exercisable at December 31, 2006    200,000     1.25        5.00           -

         The weighted-average grant-date fair value of warrants granted to non-employees during the year ended December 31, 2006 was $185,976.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Warrants Issued for Cash
------------------------

         The following is a summary of warrant activity for warrants sold for cash:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Warrants Issued for Cash            Shares     Price        Term         Value
------------------------           ---------  --------   -----------   ---------
May 15, 2005 (Inception) ........          -       -           -            -
Granted .........................  1,104,923    0.68        4.00            -
Exercised .......................          -       -           -            -
Forfeited or expired ............          -       -           -            -
                                   ---------    ----        ----         ----

Outstanding at January 1, 2006 ..  1,104,923    0.70        3.74            -
Granted .........................  8,069,389    0.59        3.66            -
Issued in recapitalization ......    859,337    4.95        2.81            -
Exercised .......................   (199,932)   0.68           -            -
Forfeited or expired ............   (179,167)   4.64           -            -
                                   ---------    ----        ----         ----

Outstanding at December 31, 2006   9,654,550    1.00        3.22            -
                                   =========    ====        ====         ====
Exercisable at December 31, 2006   9,654,550    1.00        3.22            -
                                   =========    ====        ====         ====

         The weighted average valuation assumptions for grants other than with the sale of common stock for cash during 2006 are as follows:

Expected volatility .............     191%
Weighted average volatility .....     191%
Expected dividends ..............        0
Expected term (in years) ........        3
Risk-free rate ..................    4.71%

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

         On January 13, 2006, pursuant to the Modification and Waiver Agreement, the Company issued warrants to purchase an aggregate of 45,500 shares of common stock at $1.00 per share. The warrants are exercisable for a period of three (3) years from the date of issuance (see Note 6).

         On January 13, 2006 and September 20, 2006, pursuant to the Company's agreements with MMA Capital, the Company issued warrants exercisable for 2,000,000 and 250,000 shares of its common stock, respectively, at the exercise price of $1.00 per share (see Note 6). The value of the warrants was recorded as debt discount and is being amortized over the remaining term of the MMA convertible notes payable (see Notes 6 and 7).

         On July 28, 2006, pursuant to the Company's agreement with Miller Investments, LLC, the Company issued warrants exercisable for 250,000 shares of its common stock at an exercise price of $1.00 per share issued. The warrants are exercisable for a period of five (5) years from the date of issuance.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         On July 15, 2006, pursuant to the sale of shares of its common stock, the Company issued warrants exercisable for 15,000 shares of its common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of five (5) years from the date of issuance.

         On November 9, 2006, pursuant to the sale of convertible promissory notes with variable conversion prices aggregating $600,000, the Company issued warrants to purchase an aggregate of 5,000,000 shares of the Company's common stock at $1.50 per share. The warrants are exercisable for a period of seven (7) years from the date of issuance (see Note 6).

         During the year ended December 31, 2006, pursuant to the conversion of outstanding promissory notes, the Company issued warrants exercisable for 120,000 shares of its common stock at exercise prices ranging from $.75 to $1.00 per share.

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At December 31, 2006, the Company had the following non-plan options outstanding and exercisable:

                     Outstanding Options                 Exercisable Options
           ---------------------------------------    --------------------------
               Number         Weighted    Weighted        Number        Weighted
Range of   Outstanding at     Average     Average     Exercisable at    Average
Exercise    December 31,     Remaining    Exercise     December 31,     Exercise
 Price          2006            Life       Price           2006          Price
--------   --------------    ---------    --------    --------------    --------
 $ .70       1,000,000       4.8 Years     $ .70         1,000,000       $ .70
             =========                                   =========

         A summary of the changes in non-plan stock options outstanding during 2006 is presented below:
                                                                 2006
                                                      --------------------------
                                                                     Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at the beginning of the year ..           -      $       -
Options granted ...................................   1,000,000      $     .70
Options exercised .................................           -      $       -
Options forfeited .................................           -      $       -
                                                      ---------      ---------
Non-plan options outstanding at end of the year ...   1,000,000      $     .70
                                                      =========      =========
Weighted average fair value of options granted
  during the year .................................                  $ 655,000
                                                                     =========

         The weighted average valuation assumptions for grants during 2006 are as follows:

Expected volatility .............     161%
Weighted average volatility .....     161%
Expected dividends ..............        0
Expected term (in years) ........        5
Risk-free rate ..................    4.82%

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         On November 6, 2006, the Company granted Mark E. Crone, a then Director of the Company, an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.70 per share, the closing price of the Company's common stock on the date of grant and an expiration date of November 6, 2011. An expense for director fees of $131,000 was recognized based in a Black-Scholes option pricing model using the following assumptions: stock price $.70, expected term five years, volatility 161%, zero expected dividends and a 4.82% discount rate.

         On November 6, 2006, the Company granted options to purchase 800,000 shares of its common stock at an exercise price of $0.70 per share, the closing price of the Company's common stock on the date of grant and an expiration date of November 6, 2011 to its attorneys as compensation for professional fees. An expense of $524,000 was recognized based in a Black-Scholes option pricing model using the following assumptions: stock price $.70, expected term five years, volatility 161%, zero expected dividends and a 4.82% discount rate.

Stock-Based Compensation Plans
------------------------------

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under DynEco's outstanding non-qualified option plans consisting of the 2001 Equity Incentive Plan and two expired plans, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan. There were no grants under these plans during 2006. The Company does not anticipate issuing any options under the former DynEco non-qualified option plans and the Company has not adopted any plans during 2006.

         At December 31, 2006, the Company had the following plan options outstanding and exercisable:

                     Outstanding Options                  Exercisable Options
           ---------------------------------------    --------------------------
               Number         Weighted    Weighted        Number        Weighted
Range of   Outstanding at     Average     Average     Exercisable at    Average
Exercise    December 31,     Remaining    Exercise     December 31,     Exercise
 Price          2006            Life       Price           2006          Price
--------   --------------    ---------    --------    --------------    --------
$   1.50        1,111        0.5 Years    $   1.50         1,111        $   1.50
$  11.40          333        0.4 Years    $  11.40           333        $  11.40
$   3.00       42,500        1.3 Years    $   3.00        42,500        $   3.00
$  11.40       50,595        1.9 Years    $  11.40        50,595        $  11.40
$   3.60        6,667        2.0 Years    $   3.60         6,667        $   3.60
              -------                                    -------
              101,206                                    101,206
              =======                                    =======

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         The following is a summary of the changes in plan options outstanding:

                                                                2006
                                                      --------------------------
                                                                     Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at December 31, 2005 ..........           -      $       -
Options exchanged in recapitalization .............     124,539      $    7.11
Options granted ...................................           -      $       -
Options exercised .................................           -      $       -
Options forfeited .................................     (23,333)     $    3.00
                                                      ---------      ---------
Plan options outstanding at December 31, 2006 .....     101,206      $    7.25
                                                      =========      =========

Plan options exercisable at December 31, 2006 .....     101,206
                                                      =========

Weighted average fair value of options granted
  during the year .................................                  $       -
                                                                     =========

Former DynEco 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, DynEco reserved a total of 33,333 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of December 31, 2006, options to purchase 22,278 shares have been granted under the 2001 Equity Incentive Plan.

Former DynEco 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, DynEco reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired.

Former DynEco 1993 Advisors Stock Option Plan

         Under the 1993 Advisors Stock Option Plan, DynEco reserved a total of 6,667 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options are subject to restrictions on sale or transfer. As of the date of this report, options to purchase 6,667 shares had been granted and are outstanding under the 1993 Advisors Stock Option Plan. The 1993 Advisors Stock Option Plan has terminated, and no further awards may be made thereunder; however, outstanding awards of 6,667 shares remain effective until their termination date on December 31, 2008.

Share-Based Compensation
------------------------

         For the year ended December 31, 2006 and from May 16, 2005 (Inception) through December 31, 2005, the Company recognized compensation costs for employees, directors, consultants and others totaling $1,903,976 and $7,500, respectively. These amounts increased the Company's net operating loss during these periods.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         As of December 31, 2006, the Company has $155,000 in compensation costs related to nonvested share-based awards not yet recognized as expense and the weighted average period the Company expects to recognize these costs is nine (9) months. This additional compensation cost will increase the Company's net operating loss or its taxable income for this period.


NOTE 10  INCOME TAXES

         The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                           2006        2005
                                                           ----        ----
         Tax benefit computed at the maximum
           federal statutory rate ...................     (34.0%)     (34.0%)
         State taxes, net of federal tax benefit ....      (3.6)       (3.6)
         Non-deductible items .......................       0.2          -
         Net (increase) due to various basis
           differences in assets and liabilities: ...       0.0         0.0
             Intangible assets ......................       1.6          -
             Convertible debt discount ..............      14.0          -
             Warrant and option liability ...........      (0.9)         -
             Embedded conversion option liability ...       2.3          -
         Change in valuation allowance ..............      20.3        37.6
                                                           ----        ----

         Income tax provision .......................        -%          -%
                                                           ====        ====

         The tax effect of temporary differences at December 31 were as follows:

                                                       2006           2005
                                                       ----           ----
         Asset:
           Accounts receivable .................   $     3,800    $         -
           Net operating loss ..................     2,394,700        165,007
                                                   -----------    -----------
                                                     2,398,500        165,007
                                                   -----------    -----------

         Net deferred tax asset before valuation
           allowance ...........................   $ 2,398,500    $   165,007
         Less valuation allowance ..............    (2,398,500)      (165,007)
                                                   -----------    -----------

         Net deferred tax asset ................   $         -    $         -
                                                   ===========    ===========

         For financial statement purposes, no tax benefit has been reported in 2006 or 2005 as the Company has had a net operating loss since inception and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. The change in the valuation allowance was an increase of approximately $2,233,493 and $165,007 in 2006 and 2005, respectively. At December 31, 2006, the Company has net operating losses to offset future taxable income through the following years:

         2025 ......     $485,314
         2026 ......   $5,883,600

         The utilization of the carryforward is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of the carryforward may be limited due to ownership changes as defined in the Internal Revenue Code.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Consulting Contracts with Directors
-----------------------------------

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company paid consulting fees of $17,500 in 2006. Mr. Dyer, a member of the Company's Board of Directors, owns 75% of Innovations Publishing.

         On November 3, 2006, the Company entered into a consulting agreement with E. H. Winston & Associates, pursuant to which Mr. Winston, a director of the Company, provides the Company with general business consulting services and advice. The initial term of the consulting agreement was three months. On February 5, 2007, the parties extended the agreement until June 5, 2007. The Company pays E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses related to this November 3, 2006 agreement.

         On November 17, 2006, the Company entered into another consulting services agreement with E. H. Winston & Associates pursuant to which Mr. Winston would identify and introduce the Company to prospective investors and would assist the Company in preparing introductory materials in connection therewith. The term of this agreement is six months unless terminated earlier by either party. The Company may terminate this agreement for any reason on 14 days' prior written notice. The Company pays E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses related to this November 17, 2006 agreement. In addition, if the Company enters into a financial commitment with any prospective investor introduced by E. H. Winston & Associates, the Company will pay an additional fee of $8,000 for each $100,000 of financial commitment or part thereof. In addition, if the Company issues warrants in connection with such financial commitment, the Company will issue to E. H. Winston & Associates a warrant exercisable for a number of shares equal to 10% of the warrants issued by the Company in connection with such financial commitment.

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

         DAT owns 1,395,066 shares or approximately 12% of the Company's issued and outstanding common stock as of December 31, 2006.

         Mr. Eiten was not employed by the Company at any time through December 31, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of December 31, 2006, Street Venture Partners LLC owned 1,066,666 shares or approximately 9% of the Company's issued and outstanding common stock.

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

         At December 31, 2006, Claudale Ltd. owned 693,333 shares or approximately 5.8% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         At December 31, 2006, Brian J. Brandano owned 333,333 shares or approximately 2.8% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman and was employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At December 31, 2006, the Company owed $50,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.


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

         Issuance of the Series A Preferred Stock in exchange for the outstanding capital stock of DLG pursuant to the Stock Exchange Agreement resulted in a change in control of DynEco where (a) the former shareholders of DLG acquired approximately 83% of the currently outstanding voting securities of DynEco, and (b) the designees of the former shareholders of DLG were appointed as the executive officers and a majority of the board of directors of DynEco. The Series A Preferred Stock converted into 6,566,667 shares of common stock of the Company when the Company's Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock sufficient to permit full conversion of the Series A Preferred Stock. DynEco also agreed that the currently outstanding options and warrants of DLG would be exchanged for options and warrants to purchase an aggregate of 1,493,887 post-reverse shares of common stock of DynEco, and that the then-outstanding convertible promissory notes of DLG would become convertible into 1,386,111 post-reverse shares of common stock of DynEco (after taking into account the Company's 1 for 30 reverse stock split effected on January 13, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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


NOTE 13  BUSINESS ACQUISITIONS AND ACQUISITION LIABILITIES

Casual Car General Service Agreement
------------------------------------

         On January 3, 2006, Street Venture Partners, LLC (see Note 9), sold the U.S. rights to the Casual Car General Service Agreement ("GSA") to DLG for an unsecured convertible Promissory Note in the amount of $350,000, and a warrant to purchase 388,889 shares of common stock at a fixed price of $.90 per share. The Promissory Note is convertible into the Company's common stock at $.90 per share and bears interest at 10% per annum. The agreement was recorded as an Intangible Asset at a value of $348,413, and a short term deposit of $1,587 and will be amortized over 2.5 years when it is placed in service. The GSA allows the Company to sell car rental products to leisure travelers primarily in Europe and the United Kingdom, through Skycars International Rent a Car, Middlesex, United Kingdom.

         The Company plans to continue with the Casual Car GSA, selling direct to the final consumer via the Internet, under the Casual Car rental brand. The Casual Car GSA allows the Company to establish a foundation in certain desired leisure travel markets with multiple product offerings.

Changes in L'Attitudes, Inc.
----------------------------

         On February 8, 2006, the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CIL"), for a purchase price of $2,090,680. The purchase price included the acquisition of intangible assets and goodwill related to CIL's position in the travel industry as a specialist in providing resort destination travel packages to the Caribbean and Eastern Mexico, its web based assets consisting of CIL's websites, URL's, and search engine optimization abilities that drive inquiries to the Company, and its management team and trained workforce. Almost all of its business originates via the Internet. CIL is located in Largo, Florida. It has since been integrated into the Company's corporate headquarters in Tampa, Florida. The purchase price consisted of a combination of cash ($640,000), 340,000 shares of the Company's common stock, valued at $2.50 per share (the average closing price of the Company's common stock during the acquisition period ($850,680)), and a one-year secured Convertible Promissory Note in the principal amount of $600,000 convertible into shares of the Company's common stock at $1.50 per share. The cash portion of the purchase price was payable in two tranches, $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CIL for the years ended December 31, 2004, and December 31, 2005. As of December 31, 2006, the remaining cash portion of the purchase price has not been paid.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as adjusted for the final purchase allocation as of December 31, 2006:

                                                    February 8, 2006
                                                    ----------------
         Current assets .......................        $  836,330
         Other assets .........................            53,011
         Intangible assets.....................         1,486,000
         Goodwill .............................           714,336
                                                       ----------
         Total assets .........................         3,089,677
         Current liabilities ..................           998,997
                                                       ----------
         Net assets acquired ..................        $2,090,680
                                                       ==========

         The Company's acquisition of CIL provided Dynamic with a quick entrance to the travel market, access to a trained workforce in place, a critical mass of existing business allowing the Company to pursue hotel contracts not already held by CIL and a distribution channel to sell packaged airline tickets purchased under wholesale bulk airline contracts expected to be secured through the IRT/ITR acquisition. These factors contributed to the Company's agreement to a purchase price that resulted in recognition of goodwill. Goodwill was recognized in an amount greater than originally anticipated because the trading price of the Company's common stock increased between the date the number of shares to be exchanged was agreed upon by the parties and the acquisition date. Intangible assets acquired included hotel contracts with a history of renewal, web-based assets consisting of CIL's internet presence through its URLs, websites and search engine optimization abilities that drive inquiries to the Company and a mailing list created through opt-in features on CIL's websites.

         The allocation of the purchase price was refined during 2006 with adjustments being made at June 30, 2006 and December 31, 2006. The final purchase price allocation involved the reallocation of costs from goodwill to identifiable intangible assets totaling $896,000. The resulting change in amortization was treated as a change in accounting estimate as of October 1, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

The allocated cost and the estimated amortizable life of intangible assets acquired are as follows:

                                            Amortization         Allocated
         Classification:                        Life                Cost
         ---------------                    ------------         ----------
         Hotel contracts ..............         7 years          $  325,000
         URLs and web-based assets ....        10 years          $1,011,000
         Mailing list .................         3 years          $  150,000
         Total ........................                          $1,486,000
         Weighted average life ........       8.6 years

         Hotel contracts were valued based upon replacement cost including labor, travel and administrative costs that would have otherwise been required to obtain the contracts. These contracts are generally renewable annually in the ordinary course of business. CIL has a history of renewing its contracts and therefore a seven (7) year amortization life was established for this asset. The Company acquired over 100 URLs and related websites and these assets were valued using two methods. The first method determined the present value of advertising costs the Company would expect to incur if it was required to purchase search engine page placements being achieved by CIL. The second method determined the present value of historical gross profits earned by CIL projected into the future, less the value assigned to hotel contracts. The Company's URLs are renewable annually at its option for a nominal cost and, as a result, a ten (10) year amortization life has been established for the related intangible asset. The mailing list acquired was valued based upon estimated replacement cost of an opt-in mailing list targeted at pre-qualified customers. The useful life of this mailing list was estimated at three (3) years.

         Goodwill of $714,336 is expected to be deductible over 15 years for tax purposes.

         The results of CIL operations are included in the consolidated financial statements beginning with the date of acquisition.

Island Resort Tours, Inc. and International Travel and Resorts, Inc.
--------------------------------------------------------------------

         On March 6, 2006, the Company purchased all of the issued and outstanding capital stock of Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), for a purchase price of $4,783,300. The purchase price included the acquisition of intangible assets and goodwill. IRT and ITR are both located in New York, New York.

         The purchase price consisted of a combination of cash ($1,500,000), 700,000 shares of the Company's common stock valued at $2.62 per share (the average closing price of the Company's common stock during the acquisition period ($1,833,300)), and a one-year secured Convertible Promissory Note in the principal amount of $1,450,000. The cash portion of the purchase price is payable in two tranches, $500,000 delivered at closing, with the balance to be delivered on or before May 5, 2006, following completion of audits of the financial statements of IRT and ITR for the years ended December 31, 2004 and 2005. The Company is currently in discussion with the former owner of IRT/ITR to reduce the cash portion of the payment. The agreed upon amount will be paid when an agreement is reached and the reduction in the amount payable, if any, would result in a reduction in goodwill recognized in this transaction.

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

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         The Note is secured by a lien on assets of IRT and ITR.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as adjusted for the final purchase price allocation as of December 31, 2006:

                                                           March 6, 2006
                                                           -------------
         Current assets ............................         $  708,167
         Other assets ..............................             80,236
         Intangible ................................          2,917,500
         Goodwill ..................................          2,187,860
                                                             ----------
         Total assets ..............................          5,893,763
         Current liabilities .......................          1,110,463
                                                             ----------
         Net assets acquired .......................         $4,783,300
                                                             ==========

         The Company's acquisition of IRT/ITR provided Dynamic further access to the travel market, access to a trained workforce in place, access to wholesale bulk airline contracts not previously available to CIL and a critical mass of existing business, therefore allowing the Company to pursue wholesale bulk airline contracts with other national and international carriers. These factors contributed to the Company's agreement to a purchase price that resulted in recognition of goodwill. Goodwill was recognized in an amount greater than originally anticipated because the trading price of the Company's common stock increased between the date the number of shares to be exchanged was agreed upon by the parties and the actual acquisition date. Intangible assets acquired included airline and hotel contracts with a history of renewal.

         The allocation of the purchase price was refined during 2006 with adjustments being made at June 30, 2006 and December 31, 2006. The final purchase price allocation involved the reallocation of costs from goodwill to identifiable intangible assets totaling $1,317,500. The resulting change in amortization was treated as a change in accounting estimate as of October 1, 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         The allocated cost and the estimated amortizable life of intangible assets acquired are as follows:

                                            Amortization         Allocated
         Classification:                        Life                Cost
         ---------------                    ------------         ----------
         Airline contracts ............        7 years           $2,820,000
         Hotel contracts ..............        7 years           $   97,500
         Total ........................                          $2,917,500
         Weighted average life ........        7 years

         Airline contracts were valued based upon the present value of the estimated incremental increase in gross profit from purchasing airline tickets under wholesale bulk airline contracts as compared to published fares. Airline contracts are renewable annually in the ordinary course of business. IRT/ITR had an 18+ year history of renewing its main airline contract and an eight (8) year history of renewing its other airline contracts and, therefore, a seven (7) year amortization life was established for this asset. Hotel contracts were valued based on replacement cost, including labor, travel and administrative costs that would have otherwise been required to obtain the contracts, after eliminating any hotel contracts that were duplicates of those held by CIL. These contracts are generally renewable annually in the ordinary course of business. IRT/ITR has a history of renewing its contracts and, therefore, a seven (7) year amortization life was established for this asset.

         Goodwill of $2,187,860 is expected to be deductible over 15 years.

         The results of IRT/ITR operations are included in the consolidated financial statements beginning with the date of acquisition.

Unaudited Pro Forma Financial Information
-----------------------------------------

         The table below summarizes the unaudited pro forma financial information of the consolidated results of operations for the years ended December 31, 2006 and 2005 as though the CIL and IRT/ITR business combinations had been completed as of the beginning of the period reported on:

                                          2006                2005
                                          ----                ----
         Revenues .............       $  6,732,351        $  8,317,049
         Cost of Revenue ......         (4,871,009)         (6,220,089)
         Gross Profit .........          1,861,342           2,096,960
         Operating Expenses ...         (7,738,000)         (4,111,148)
         Operating Loss .......         (5,876,658)         (2,014,188)
         Other Expenses .......         (4,484,010)         (1,492,667)
         Net Loss .............        (10,360,668)         (3,506,855)
         Net Loss per share ...       $      (1.02)       $      (0.40)

         The main difference in the net loss between 2006 and 2005 is due to the fact that in 2005 DLG was a development-stage company with minimal expenses. In 2006 expenses were incurred as a result of acquisitions, organizational costs relating to establishing a corporate structure, expenditures related to being a public company, and the building of a corporate staff.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

      o Dr. Edwards irrevocably waived, forfeited and relinquished any right to receive any accrued or deferred compensation in connection with his prior services rendered to Dynamic. As of March 31, 2006, $283,625 in deferred compensation payable to Dr. Edwards was accrued;

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

MANAGEMENT OF THE COMPANY
-------------------------

         In connection with the transactions contemplated by the Stock Exchange Agreement dated January 13, 2006 described elsewhere in this Note, Thomas C. Edwards resigned as an officer (President and Chief Executive Officer) and director of DynEco Corporation, and Kevin Hooper resigned as a director of DynEco Corporation. In accordance with the terms of the Stock Exchange Agreement, Leonard Sculler, who served as a director of DynEco Corporation since June 2003, continued to serve as a director of the Company until his resignation on November 6, 2006. George R. Schell, who served as a director of DynEco since 1998, confirmed in a January 2006 telephone conversation with the Company's General Counsel that he had informally resigned as a director of DynEco Corporation, and was not re-elected at a January 31, 2006 Meeting of Shareholders.

         At the Meeting of Shareholders, the following persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are duly elected and qualified:

         Daniel G. Brandano
         Thomas W. Busch
         Robert A.G. LeVine
         Leonard Sculler

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         Daniel G. Brandano - President
         Thomas W. Busch - Vice President and Treasurer
         Robert A.G. LeVine - Secretary

         On June 5, 2006, Thomas W. Busch resigned as Director, Vice President, Treasurer and Chief Financial Officer of Dynamic Leisure Corporation. Daniel G. Brandano assumed the responsibilities of treasurer and chief financial officer. On November 6, 2006, Len Sculler and Robert LeVine submitted their resignations, effective immediately, from the Board of Directors of the Company. The resignations were not as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. On November 6, 2006, the Company's Board appointed Mark E. Crone and Eric H. Winston to fill the Board vacancies created by the resignations of Mr. Sculler and Mr. LeVine. On December 1, 2006, the Board appointed Ben J. Dyer as a director. On January 8, 2007, Mark E. Crone resigned from the Board and David Shapiro was appointed by the Board to fill the vacancy left by Mr. Crone's resignation.

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

         On October 5, 2006, the Company entered into an Assignment and Assumption Agreement, with Buccaneer Exploration, Inc. pursuant to which the Company agreed to sell, assign and transfer to Buccaneers Exploration, Inc. all of the Company's right, title and interest in the Exclusive Worldwide License Agreement between the Company and Parker Hannifin Corporation dated May 1, 2003, and Buccaneer Exploration agreed to assume all of the Company's obligations under the License Agreement, including repayment of any amounts the Company expended in association with the License Agreement. The consummation of this transaction was subject to the approval of TRDA which was subsequently received.

         On October 5, 2006, the Company entered into a second Assignment and Assumption Agreement with Buccaneer Exploration, Inc. pursuant to which the Company agreed to sell, assign and transfer to Buccaneer Exploration, Inc. all of the Company's right, title and interest in the TRDA Funding Agreement dated November 20, 2002 with the Technology Research Development Authority of the State of Florida ("TRDA"), and Buccaneer Exploration has agreed to assume all of the Company's obligations under the Funding Agreement, including payment of the Company's TRDA loan payable - TRDA. The consummation of this transaction was subject to the approval of TRDA, which was subsequently received. A gain on sale of assets was recognized totaling $235,138 as a result of this transaction in 2006.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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


NOTE 15  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at December 31, 2006.

Operating Leases
---------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008. Rent expense for the years ending December 31, 2006 and 2005 were $268,143 and $18,465, respectively.

         Future lease obligations are as follows as of December 31, 2006:

         2007 .....   $302,304
         2008 .....   $210,270
         2009 .....   $163,798
         2010 .....   $163,798
         2011 .....   $ 95,549

Legal Proceedings
-----------------

         The Company has been named as a principal party to proceedings brought by Raymon Valdes and Changes in L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. The complaint seeks approximately $440,000 on breach of contract damages relating to the Company's acquisition of Changes in L'Attitudes. An acquisition payable of $440,000 and interest expense totaling $147,551 has been accrued as of December 31, 2006, relative to this claim. The Company has entered into settlement discussions with Raymon Valdes and has not yet resolved this matter.

         The Company has been named as a principal party to proceedings brought by MMA Capital, LLC in United States District Court for the Northern District of California. The proceedings began on November 22, 2006. The matter was resolved on March 5, 2007 when the parties entered into a Settlement Agreement that provided for the issuance of a warrant to MMA and MMA agreed to (i) extend the maturity date of the Company's outstanding promissory note payable to MMA to March 5, 2008; and (ii) to dismiss its action against the Company. Note 6 further describes the terms of settlement.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

         The Company has been named as a principal party to proceedings brought by MBN Consulting, LLC in Hillsborough County, Florida, Circuit Court. The proceedings began on November 22, 2006. The complaint seeks approximately $75,500 on the grounds of an alleged breach of consulting agreement. The Company has responded to this complaint and believes the consultant agreement was properly terminated in accordance with the terms of the agreement. As of December 31, 2006, the Company had included $29,333 related to this matter in accounts payable.

         The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007 against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $107,260 related to this obligation on its consolidated balance sheet as of December 31, 2006.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and March 5, 2007.

         From time to time, we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.


NOTE 16  SUBSEQUENT EVENTS AND CONTINGENCIES

         On January 5, 2007, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". This is the second tranche in the aggregate amount of $400,000 related to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of One Million Dollars ($1,000,000). The $1,000,000 was funded in two tranches ($600,000 on November 9, 2006, and $400,000 on January 5, 2007. The offering was made pursuant to Section 4(2) of the Act, as amended. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than $1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Notes mature and all unpaid principal and accrued interest is due on January 5, 2010. The Notes were convertible into common stock of the Company at a 50% discount to the average of the three lowest trading prices of the common stock during the 20-trading-day period prior to conversion; provided, however, that (i) the Notes are convertible into common stock of the Company at a 45% discount in the event that the Registration Statement covering the resale of securities underlying the Notes ("Registration Statement") is filed on or before December 11, 2006; and
(ii) a 40% discount in the event that the Registration Statement becomes effective on or before March 9, 2007. The Registration was filed on December 18, 2006; however, the purchasers waived the original filing deadline because of delays beyond the Company's control. As of December 31, 2006, the Notes were convertible at a 45% discount.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

         Due to the variable conversion price, the secured convertible term notes will be bifurcated and recorded as two liability instruments--a debt instrument and an embedded conversion option liability at fair value.

         On January 8, 2007, the Company's Board of Directors appointed David Shapiro as a Board member. The Company granted David Shapiro an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. 50,000 shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. The stock options have an expiration date of January 8, 2012. An expense for director fees of approximately $92,000 will be recognized 25% on January 8, 2008 with the balance recognized over the remaining vesting period based in a Black-Scholes option pricing model using the following assumptions: stock price $.485, expected term five (5) years, volatility 166%, zero expected dividends and a 4.78% discount rate.

         On March 5, 2007, the Company settled legal proceeding brought by MMA Capital, LLC (see Note 15).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.


                                       Dynamic Leisure Corporation


                                       By: /s/ Daniel G. Brandano
                                           ----------------------
                                           Daniel G. Brandano
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 2, 2007.


/s/  Daniel G. Brandano       President and Chief Executive        April 2, 2007
-----------------------            Officer and Director
DANIEL G. BRANDANO


/s/ Eric H. Winston                      Director                  April 2, 2007
-----------------------
ERIC H. WINSTON


/s/ Ben J. Dyer                          Director                  April 2, 2007
-----------------------
BEN J. DYER


/s/ David Shapiro                        Director                  April 2, 2007
-----------------------
DAVID SHAPIRO