Form 10QSB
period 2007-03-31
DYNAMIC LEISURE CORP
filed 2007-05-21
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 15, 2007, the registrant had 13,654,495 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheet as of March 31, 2007 (Unaudited) .......   1

         Consolidated Statements of Operations
         for the three months ended March 31, 2007 (Unaudited) .............   2

         Consolidated Statement of Changes in Stockholders' Deficit
         for the three months ended March 31, 2007 (Unaudited) .............   3

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 2007 (Unaudited) .............   4

         Notes to Consolidated Financial Statements (Unaudited) ............   5

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  31

Item 3.  Controls and Procedures ...........................................  40


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  41

Item 5.  Other Information .................................................  42

Item 6.  Exhibits ..........................................................  42

Signatures .................................................................  43

Exhibit Index ..............................................................  43

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      MARCH 31,    DECEMBER 31,
                                                        2007           2006
                                                     (UNAUDITED)
                                                    ------------   ------------
Current Assets
  Cash ...........................................  $    160,770   $    203,911
  Investments, restricted ........................       117,097        127,842
  Accounts receivable, net of an
    allowance of $9,984 and $5,551 ...............       209,328        139,321
  Prepaid travel .................................       458,303        515,061
  Other current assets ...........................        33,945         78,190
                                                    ------------   ------------
    Total Current Assets .........................       979,443      1,064,325
                                                    ------------   ------------

Property and equipment, net ......................     1,061,891      1,076,669
                                                    ------------   ------------
Other Assets
  Goodwill .......................................     2,902,196      2,902,196
  Intangible assets, net .........................     4,122,362      4,307,505
  Deposits .......................................        99,735         99,735
  Debt issue costs, net ..........................       131,711         94,022
                                                    ------------   ------------
    Total Other Assets ...........................     7,256,004      7,403,458
                                                    ------------   ------------

    Total Assets .................................  $  9,297,338   $  9,544,452
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of
    discount of $1,160,612 and $266,471 ..........  $  3,402,046   $  2,046,187
  Notes payable, current portion .................       386,245        386,245
  Acquisition payable ............................     1,440,000      1,440,000
  Accounts payable ...............................     1,121,716        752,152
  Accounts payable to related parties ............        94,337         65,930
  Accrued compensation ...........................       120,432         74,707
  Accrued interest ...............................       844,581        652,823
  Other accrued liabilities ......................       311,424        294,271
  Capital lease obligation .......................        35,398         34,152
  Deferred revenue ...............................       312,408        673,936
  Customer deposits ..............................       855,287        602,977
  Due to employee ................................       110,000         50,000
  Warrant and option liability ...................     3,650,515      5,419,729
  Embedded conversion option liability ...........     1,082,355        667,076
                                                    ------------   ------------

    Total Current Liabilities ....................    13,766,744     13,160,185
                                                    ------------   ------------
Long-Term Liabilities
  Convertible promissory notes, net of
    current portion, net of discount
    of $832,259 and $624,671 .....................       167,741      2,225,329
  Convertible promissory note to related party ...       350,000        350,000
  Notes payable, net of current portion ..........           343            343
  Capital lease obligation, net of current portion        64,281         73,448
                                                    ------------   ------------
    Total Long-Term Liabilities ..................       582,365      2,649,120
                                                    ------------   ------------

    Total Liabilities ............................  $ 14,349,109   $ 15,809,305
                                                    ------------   ------------
Commitments and Contingencies (Note 13)

Stockholders' Deficit
  Preferred stock, $0.01 par value,
    20,000,000 shares authorized,
    none issued and outstanding ..................  $          -   $          -
 Common stock, $0.01 par value, 300,000,000
    shares authorized, 12,234,495 and 12,101,195
    issued and outstanding .......................       122,345        121,012
 Common stock issuable, at par value
    (130,000 shares) .............................         1,300          1,300
 Additional paid-in capital, net of
    deferred consulting fees of $208,900 .........     5,514,933      5,107,537

 Accumulated deficit .............................   (10,690,349)   (11,494,702)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................    (5,051,771)    (6,264,853)
                                                    ------------   ------------

    Total Liabilities and Stockholders' Deficit ..  $  9,297,338   $  9,544,452
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                        2007           2006
                                                     (unaudited)    (unaudited)
                                                    ------------   ------------

Total revenues ...................................  $  1,971,393   $  1,081,733

Cost of revenues .................................     1,475,434        806,559
                                                    ------------   ------------

  Gross Profit ...................................       495,959        275,174

Operating Expenses
  Employee Compensation ..........................       560,229              -
  Financial consulting, includes $32,950 and
    $15,498 stock-based compensation .............       190,927              -
  Legal expense ..................................        40,084              -
  Depreciation and amortization expense ..........       212,232          4,513
  Internal accounting and external auditing
    expense ......................................       112,350              -
  Director fees, includes $134,848 and $0
    stock-based compensation .....................       134,848              -
  Investor relations, includes $157,100 and $0
    stock-based compensation .....................       203,554              -
  Other general and administrative expenses ......       433,081        826,515
                                                    ------------   ------------

    Total Operating Expenses .....................     1,887,305        831,028
                                                    ------------   ------------

    Loss from Operations .........................    (1,391,346)      (555,854)

Other Income (Expense)
  Interest income ................................           855          6,485
  Interest expense, includes $564,393 and
    $1,076,770 in debt discount amortization .....      (763,882)    (1,182,446)
  Loss on extinguishment of debt .................             -       (208,452)
  Warrant and option valuation income (expense) ..     2,974,005     (2,220,042)
  Embedded conversion option valuation expense ...       (15,279)             -
                                                    ------------   ------------

    Total Other Income (Expense), net ............     2,195,699     (3,604,455)
                                                    ------------   ------------

    Net Income (Loss) ............................  $    804,353   $ (4,160,309)
                                                    ============   ============

Net Income (Loss) per Share:
  Basic ..........................................  $       0.07   $      (0.52)
                                                    ============   ============
  Diluted ........................................  $       0.06   $      (0.52)
                                                    ============   ============

Weighted average number of shares outstanding
  during the period:
      Basic.......................................    12,324,495      8,072,581
                                                    ============   ============
      Diluted.....................................    12,330,015      8,072,581
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                               DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 For the Three Months Ended March 31, 2007
                                                (UNAUDITED)
                                                                 Additional
                                               Common Stock       Paid In      Accumulated      Total
                          Common Stock           Issuable         Capital        Deficit     Stockholders'
                     ---------------------   ----------------   -----------   ------------      Equity
                       Shares      Amount    Shares    Amount      Amount        Amount       (Deficit)
                     ----------   --------   -------   ------   -----------   ------------   ------------
BALANCE AT
  DECEMBER 31, 2006  12,101,195   $121,012   130,000   $1,300   $ 5,107,537   $(11,494,702)  $ (6,264,853)

Common stock
  issued in warrant
  exercise ........      33,300        333         -        -        22,167              -         22,500

Common stock
  issued for
  services ........     100,000      1,000         -        -       251,550              -        252,550

Value of options
  issued for
  services ........           -          -         -        -        48,232              -         48,232

Reclassification
  from warrant
  and option
  liability .......           -          -         -        -        85,447              -         85,447


Net Income (Loss)             -          -         -        -             -        804,353        804,353
                     ----------   --------   -------   ------   -----------   ------------   ------------

BALANCE AT
  MARCH 31, 2007     12,234,495   $122,345   130,000   $1,300   $ 5,514,933   $(10,690,349)  $ (5,051,771)
                     ==========   ========   =======   ======   ===========   ============   ============

                See accompanying notes to the unaudited consolidated financial statements.

                                                     3

                               DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                             FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                                2007             2006
                                                                            (unaudited)      (unaudited)
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................     $   804,353      $(4,160,309)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Change in accounts receivable allowance .........................           4,433                -
      Depreciation ....................................................          14,778            4,513
      Amortization of intangible assets ...............................         185,143                -
      Amortization of debt issue costs ................................          12,311           36,918
      Loss on extinguishment of debt ..................................               -          208,452
      Amortization of debt discount to interest expense ...............         564,393        1,076,770
      Common stock and warrants for services ..........................         324,898                -
      Embedded conversion option valuation expense ....................          15,279                -
      Warrant and option valuation expense (income) ...................      (2,974,005)       2,220,042
    (Increase) decrease in assets and liabilities:
      Accounts receivable .............................................         (74,440)          87,456
      Prepaid assets ..................................................          56,758          (92,985)
      Other assets ....................................................          44,245         (101,515)
      Accounts payable ................................................         397,971          (50,309)
      Accrued expenses ................................................         254,636          (24,938)
      Deferred revenue ................................................        (361,528)          26,522
      Customer deposit ................................................         252,310         (130,022)
                                                                            -----------      -----------
      Net Cash Used in Operating Activities ...........................        (478,465)        (899,405)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ...............................................          10,745                -
  Acquisition of property and equipment ...............................               -           (6,267)
  Acquisition of business .............................................               -          (41,077)
                                                                            -----------      -----------
      Net Cash Provided by (Used in) Investing Activities .............          10,745          (47,344)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ..........................         400,000        2,060,000
  Repayment of convertible promissory notes ...........................               -         (344,632)
  Proceeds from employee advances .....................................          60,000                -
  Debt issue costs ....................................................         (50,000)        (175,000)
  Repayment of capital leases .........................................          (7,921)               -
  Proceeds from common stock issuance .................................          22,500           90,000
                                                                            -----------      -----------
      Net Cash Provided by Financing Activities .......................         424,579        1,630,368
                                                                            -----------      -----------

Net Increase (Decrease) in Cash .......................................         (43,141)         683,619

Cash at Beginning of Period ...........................................         203,911           38,699
                                                                            -----------      -----------
Cash at End of Period .................................................     $   160,770      $   722,318
                                                                            ===========      ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes ........................     $         -      $         -
                                                                            ===========      ===========
  Cash paid during the period for interest ............................     $     7,731      $    91,943
                                                                            ===========      ===========

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issue in acquisitions ................................     $         -      $ 6,173,980
                                                                            ===========      ===========
  Assets received on capital lease ....................................     $         -      $     7,924
                                                                            ===========      ===========
  Discount on promissory notes ........................................     $ 1,403,353      $ 2,000,000
                                                                            ===========      ===========
  Conversion option liability related to promissory note ..............     $   400,000      $ 1,793,382
                                                                            ===========      ===========
  Reclassification of FV of warrants and options from equity ..........     $    85,447      $         -
                                                                            ===========      ===========

                See accompanying notes to the unaudited consolidated financial statements.

                                                    4

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the quarter ended March 31, 2007, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.


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

         For further information, refer to the Form 10-KSB for Dynamic Leisure Corporation and subsidiaries for the year ended December 31, 2006.

Principles of Consolidation

         The consolidated financial statements include the accounts of Dynamic and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

         Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

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

         These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 and 2006 include the valuation of accounts receivable, valuation of goodwill, valuation and amortization of intangible assets, valuation of stock based transactions, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as cash equivalents as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at March 31, 2007, and December 31, 2006 were $30,662 and $20,769, respectively. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. The Company has not experienced any losses on such accounts.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. No impairment was recognized during the three months ended March 31, 2007.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the three months ended March 31, 2007.

Surety Bond and Restricted Investments

         At March 31, 2007, the Company had outstanding a surety bond for approximately $75,000 in favor of the Airlines Reporting Corporation (ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the surety bond agreement with ARC requires the Company to maintain a collateral deposit of $22,500 with ARC. The deposit is included in Other Assets--Deposits on the accompanying consolidated balance sheet. The Company also maintains restricted investments at March 31, 2007 of $74,997 related to its ARC agreement.

Letters of Credit

         At March 31, 2007, the Company had two outstanding letters of credit totaling approximately $112,000 payable to ARC to allow the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet.

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

Advertising Costs

         The Company expenses advertising costs as incurred. During the three months ended March 31, 2007 and 2006, the Company's advertising expense totaled $12,190 and $3,325, respectively.

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

Concentration of Credit Risk and Other Concentrations

         Nearly all of the Company's travel products sold year-to-date in 2007 and in 2006 were for destinations in the Caribbean and Mexico. This concentration potentially exposes us to both political and weather risks of this region.

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted
EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. Diluted loss per share for the three months ended March 31, 2006, does not include potential common shares as their effect would be anti-dilutive.

         The following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2007:

Earnings per share from continuing operations:
---------------------------------------------
  Income from continuing operations ............................    $   804,353
  Preferred stock dividends ....................................              -
                                                                    -----------
  Income from continuing operations applicable
    to common stock ............................................        804,353
  Effect of dilutive securities:
    Warrant/option valuation income ............................         (9,819)
                                                                    -----------
  Income - diluted .............................................    $   794,534
                                                                    ===========

  Earnings per share:
    Basic income per share .....................................    $      0.07
                                                                    ===========
    Diluted income per share ...................................    $      0.06
                                                                    ===========

  Weighted average common shares outstanding - basic ...........     12,324,495
  Potential shares exercisable under non-plan option ...........          5,520
                                                                    -----------
  Weighted average shares outstanding - diluted ................     12,330,015
                                                                    ===========

Potential shares excluded from above weighted average share
  calculations due to their anti-dilutive effect include:
-----------------------------------------------------------
  Upon exercise of plan options ................................        101,206
  Upon exercise of non-plan options ............................        850,000
  Upon exercise of warrants ....................................     12,821,217
  Upon conversion of convertible promissory notes ..............      8,075,220
  Upon conversion of convertible promissory
    notes - related party ......................................        388,889

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

Recent Accounting Pronouncements

         FASB Statement No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140" ("FASB Statement No. 156"): In March 2006, the FASB issued Statement No. 156 which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB Statement No. 156 was effective for years beginning after September 15, 2006. The adoption of SFAS 156 has not had a material effect on the Company's financial position or results of operations.

         FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"): In June 2006, the FASB issued this statement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which was effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 has not had a material effect on the Company's financial position or results of operations.

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

         FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"): In December 2006, the FASB issued FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 was effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 has not had a material impact on our consolidated financial statements.

         SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on the Company's financial statements.


NOTE 3   GOING CONCERN

         For the three months ended March 31, 2007, the Company had a loss from operations of $1,391,346, used net cash in operations of $478,465, a working capital deficiency of $12,787,301, and a stockholders' deficiency of $5,051,771. In addition, the Company is in default on convertible promissory notes totaling $1,637,658 as of March 31, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of March 31, 2007, the Company had $5,562,658 in outstanding Convertible Notes payable to third parties (including the notes in default as described above), which are convertible into 8,075,220 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. Subsequent to March 31, 2007, the Company converted promissory notes and accrued interest of approximately $675,000 and $242,600, respectively, into 890,000 shares of common stock. As of March 31, 2007 the Company did not have adequate working capital to meet these obligations with cash payments.

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


NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                       Estimated
                                      Useful Life     March 31,     December 31,
                                       in Years          2007            2006
                                      -----------    -----------    ------------
Office furniture and equipment ...        3-5        $   165,770    $   165,770
Software .........................          5             37,753         37,753
Software in development ..........                       920,097        920,097
                                                     -----------    -----------
Total property and equipment .....                   $ 1,123,620    $ 1,123,620
Less accumulated depreciation ....                       (61,729)       (46,951)
                                                     -----------    -----------
Property and equipment, net ......                   $ 1,061,891    $ 1,076,669
                                                     ===========    ===========

         Depreciation expense was $14,778 for the three months ended March 31, 2007.

         Software in Development consists of the purchase of worldwide rights and source code to TourScape, proprietary software for use in the wholesale travel industry, for $500,000 and the purchase of third party database software and related implementation costs of $420,097. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company completed its implementation of the software and placed it in service on March 31, 2007.

         If the Company determines at a future date to sell or license the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.


NOTE 5   INTANGIBLE ASSETS

         Intangible assets at March 31, 2007, are as follows:

                                                      Accumulated     Net Book
                                Life        Cost      Amortization      Value
--------------------------    --------   ----------   ------------   ----------
Airline contracts ........      7 yrs.   $2,820,000     $338,644     $2,481,356
Hotel contracts ..........      7 yrs.      422,500       33,256        389,244
URLs .....................     10 yrs.    1,011,000       82,079        928,921
Mailing list .............      3 yrs.      150,000        8,036        141,964
General service agreement     2.5 yrs.      348,413      167,536        180,877
                                          ---------     --------     ----------
                                         $4,751,913     $629,551     $4,122,362
                                         ==========     ========     ==========

         Amortization expense for the three months ended March 31, 2007 totaled $185,143. Amortization of intangible assets in future years is expected to be as follows:

         2007          $   746,496
         2008          $   607,132
         2009          $   607,132
         2010          $   607,132
         2011          $   607,132
         Thereafter    $ 1,132,481

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at March 31, 2007:

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Balance       Notes                    Balance    Conversion    Warrant                     As Of
  Rate     12/31/2006   Converted   Borrowings   3/31/2007    Feature      Liability      Total        3/31/2007
--------   ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $        -   $1,450,000   $1,208,332   $        -   $1,208,332   $  1,208,332
 9%  (S)      600,000           -            -      600,000      480,000            -      480,000        480,000
10%  (S)    2,250,000           -            -    2,250,000      206,618    3,296,324    3,502,942      2,342,330
10%  (U)      155,158           -            -      155,158       77,372      232,944      310,316        310,316
10%  (U)       10,000           -            -       10,000            -            -            -              -
10%  (U)       75,000           -            -       75,000            -            -            -              -
10%  (U)       10,000           -            -       10,000       50,000            -       50,000         50,000
10%  (U)       12,500           -            -       12,500            -            -            -              -
 6%  (S)      600,000           -      400,000    1,000,000      400,000      600,000    1,000,000        167,741
           ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
           $5,162,658   $       -   $  400,000   $5,562,658   $2,422,322   $4,129,268   $6,551,590   $  4,558,719
           ==========   =========   ==========   ==========   ==========   ==========   ==========   ============
(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 4,562,658       $ 1,160,612       $ 3,402,046
Long-term portion ........         1,000,000           832,259           167,741
                                 -----------       -----------       -----------
Total ....................       $ 5,562,658       $ 1,992,871       $ 3,569,787
                                 ===========       ===========       ===========


         Terms and Original Debt Discount Assumptions:

                                                                                Original Warrant and Option Liability
                    Convertible Promissory Notes                                 Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   ---------------------------------------------------
Interest     Balance    Unamortized   Maturity              Conversion               Exercise   Expected   Vola-    Discount
  Rate      3/31/2007     Discount      Date     Payments      Price      Shares      Price     Life(Yr)   tility     Rate
--------   ----------   -----------   --------   --------   ----------   ---------   --------   --------   ------   --------
9%   (S)   $1,450,000   $         -     3/6/07      (A)        $1.50             -    $   -         -         -          -
9%   (S)      600,000             -    4/13/07      (B)         1.50             -        -         -         -          -
10%  (S)    2,250,000     1,160,612     3/5/08      (C)         1.00     2,000,000     1.00       3.0       271%      5.07%
 -    -          -                -          -      (D)         1.00       250,000     1.00       2.25      142%      5.03%
 -    -          -                -          -      (E)         1.00     3,000,000     1.50       3.0       190%      4.60%
10%  (U)      155,158             -    6/30/07      (F)          .75       304,000     0.90       3.0       354%      3.96%
10%  (U)       10,000             -    6/30/06      (G)          .90             -        -         -         -          -
10%  (U)       75,000             -    6/30/06      (G)          .90             -        -         -         -          -
10%  (U)       10,000             -    6/30/06      (G)          .90             -        -         -         -          -
10%  (U)       12,500             -    6/30/06      (G)          .90             -        -         -         -          -
 6%  (S)    1,000,000       832,259   10/25/09      (H)          (G)     5,000,000    $1.50       3.0       154%      4.58%
           ----------   -----------
           $5,562,658   $ 1,992,871
           ==========   ===========

(A)   - This note went into default for nonpayment on its maturity date.

(B) - This note was converted to common stock on April 13, 2007. A second cash payment representing down payment was due 6/6/2006 totaling $440,000. No payment was made on the $440,000 (see Note 13 and 14).

(C)   - Maturity date of note was extended on March 5, 2007 to March 5, 2008.

(D) - Relates to $250,000 additional borrowings from MMA on 9/20/2006 and part of the original $2,000,000 convertible note payable.

(E) - Relates to Note Modification Agreement for issuance of warrants to purchase 3,000,000 shares of the Company's common stock.

(F) - Monthly principal payments of $29,700 were to commence 6/1/2006. No payments have been made and the loan is in default.

(G) - Balance is past due and loan is in default. The Company is in negotiations to extend the maturity date or have the note converted. On April 12, 2007, the note for $75,000 and all accrued interest was converted into 120,000 shares of common stock (see Note 14).

(H) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $0.198 per share as of March 31, 2007.

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $564,393 and $1,076,770 for the three months ended March 31, 2007 and 2006, respectively, and was included in interest expense in the accompanying consolidated financial statements.

         In total as of May 15, 2007, the Company was in default on third-party convertible promissory notes of $1,637,658.

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of March 31, 2007, the Note had an outstanding balance of $350,000.

Other Notes Payable
-------------------

         Notes payable consisted of the following:

                                                     MARCH 31,    DECEMBER 31,
                                                        2007          2006
                                                     ---------    ------------
         Notes Payable - Bearing interest
          at rates ranging from 5% to 15%
          unsecured and due at various
          dates through August 2007 ..............   $ 156,434     $ 156,434

         Notes payable assumed from DynEco .......      20,154        20,154

         Line of credit - IRT/ITR ................     210,000       210,000
                                                     ---------     ---------
                                                     $ 386,588     $ 386,588
         Less current portion ....................    (386,245)     (386,245)
                                                     ---------     ---------
             Notes payable, net of current portion   $     343     $     343
                                                     =========     =========

         At March 31, 2007, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $35,000. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at March 31, 2007.

Capital Lease Obligation
------------------------

         The Company's capital leases consisted of the following:

                                                     MARCH 31,    DECEMBER 31,
                                                        2007          2006
                                                     ---------    ------------
         Total Capital Leases ....................   $  99,679     $ 107,600
         Less Current Capital Leases .............     (35,398)      (34,152)
                                                     ---------     ---------
            Long-term portion of Capital Leases ..   $  64,281     $  73,448
                                                     =========     =========

         Future maturities of capital lease obligations as of December 31, 2006, are as follows:

         2007         $34,619
         2008         $37,958
         2009         $20,998
         2010         $11,897
         2011         $ 2,128

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

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at March 31, 2007; therefore, there was no effect of implementing this standard.

DynEco March 2, 2005 Convertible Notes and Modification and Waiver Agreement
----------------------------------------------------------------------------

         On January 13, 2006, the Company and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation entered into a Modification and Waiver Agreement pursuant to which Convertible Promissory Notes issued by the Company to these parties in the aggregate principal balance of $327,000 on March 2, 2005 were amended to provide that interest on these Notes at the rate of 5% per annum would be paid quarterly, commencing March 31, 2006. Monthly principal amortization payments of approximately $29,700 were to commence on June 1, 2006. As of March 31, 2007, the Company is in default of the terms of the Modification and Waiver Agreement. Accordingly, the Company has accrued default interest at the rate of 10% from the date of default of June 1, 2006.

         As consideration for the Modification and Waiver Agreement, the Company paid these noteholders a total of $232,210, consisting of $154,632 in principal payments and a premium in the amount of $77,578. The Company recorded the premium as additional expense in the fourth quarter of 2005. The notes are convertible at the conversion rate of $0.75 per share, subject to adjustments, including anti-dilution adjustments and an adjustment if the Company issues common stock or rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets. As of March 31, 2007, and December 31, 2006, there was $155,158 in outstanding principal remaining on these notes.

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

         The Company agreed to file an amendment to the existing registration statement covering the sale of the shares issuable upon conversion of these notes and exercise of the warrants. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages to the note holders. The registration statement was filed on April 12, 2006 and was required to become effective by June 13, 2006. In addition, the Company agreed to file a new registration statement covering the sale of the shares issuable pursuant to the Modification and Waiver Agreement the sale of which was not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages. The registration statement was filed on May 12, 2006 and was required to become effective by July 13, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required. The post-effective amended registration statement and the additional registration statement did not become effective in the required 60 days due to comments received from the SEC with respect to the registration statement. The Modification and Waiver Agreement provides for liquidated damages payable to the note holders of an amount equal to two percent (2%) of the Purchase Price of the Notes remaining unconverted for each thirty (30) days or part thereof, that a registration statement is not effective. The Company must pay the liquidated damages in cash. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which liquidated damages are payable. As of this filing, the note holders have not taken any action on this deficiency and the Company has accrued $118,572 as of March 31, 2007, in accrued interest, liquidated damages and a 50% premium on the remaining outstanding balance.

         During the first quarter of 2006, the Company recorded a non-cash loss relating to (i) the extinguishment of debt of $208,442, (ii) the value of the 200,000 shares of common stock issued (valued at $0.90 per share on the date of the Modification and Waiver Agreement, based on the closing price of common stock), (iii) issuance of additional warrants, and (iv) the write-off of deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants. The new warrants were valued at $232,944 at the modification date.

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

Convertible Promissory Notes with Variable Conversion Price
-----------------------------------------------------------

         On November 9, 2006, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers", whereby the Company sold to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of One Million Dollars ($1,000,000). The $1,000,000 was funded in two tranches ($600,000 on November 9, 2006, and $400,000 on January 5, 2007). The offering was made pursuant to Section 4(2) of the Act, as amended. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than $1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Company's obligations under the Notes are collateralized by a security interest in substantially all of the Company's assets.

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

         During the three months ended March 31, 2007, the warrant and option liability was increased for the fair value of options to purchase 50,000 shares of the common stock that vested on January 5, 2007 and warrants to purchase 3,000,000 shares of common stock granted on March 5, 2007 pursuant to the MMA Capital, LLC note modification agreement. During the same period, the fair value of warrants exercised and options forfeited was reclassified to equity.

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

         The Company's warrant and option liability and related revaluation assumptions are as follows:

                                                      11/9/06                                      Warrant
                         3/2/05                      Variable       All Other        Total       and Option
                      Convertible                   Conversion      Warrants        Warrant       Valuation
                          Note           MMA           Price           and        and Option       (Income)
                        Holders        Capital         Notes         Options       Liability       Expense
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 12/31/2006    $   148,287    $ 1,046,770    $ 2,498,578    $ 1,726,094    $ 5,419,729    $         -

Value of options
  granted for
  compensation ....             -              -              -         24,116         24,116              -

Value of warrants
  granted in Note
  Modification
  Agreement .......             -      1,266,122              -              -      1,266,122              -

Reclassification
  to equity value
  of exercised
  warrants and
  forfeited options             -              -              -        (85,447)       (85,447)             -

Change in Value ...       (71,203)      (938,953)    (1,172,922)      (790,927)    (2,974,005)    (2,974,005)
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 3/31/2007     $    77,084    $ 1,373,939    $ 1,325,656    $  (873,836)   $ 3,650,515    $(2,974,005)
                      ===========    ===========    ===========    ===========    ===========    ===========

December 31, 2006
-----------------
  Warrants/options ....    304,500    2,250,000    5,000,000           3,300,050
  Exercise price ......      $0.90        $1.00        $1.50    $0.675 to $11.25
  Market price ........      $0.65        $0.65        $0.65               $0.65
  Expected life (years)       2.25          2.0          2.8           .5 to 4.9
  Volatility ..........       166%         166%         166%                166%
  Discount rate .......       4.78         4.78         4.78                4.66

March 5, 2007 - Note Modification Agreement
-------------------------------------------
  Warrants/options ....               3,000,000
  Exercise price ......                   $1.50
  Market price ........                   $0.50
  Expected life (years)                     3.0
  Volatility ..........                    190%
  Discount rate .......                    4.60

March 31, 2007
--------------
  Warrants/options ....    304,500    5,250,000    5,000,000           3,166,717
  Exercise price ......      $0.90        $1.00        $1.50    $0.675 to $11.25
  Market price ........      $0.65        $0.65        $0.65               $0.65
  Expected life (years)       2.25          2.0          2.8           .5 to 4.9
  Volatility ..........       190%         190%         190%                190%
  Discount rate .......       4.65         4.67         4.60                4.90

NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006. Such variable conversion prices require liability treatment for embedded conversion option consisting of a conversion price equal to a 45% discount to the market price of the Company's common stock as of the end of each accounting period. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                              11/9/06       1/5/07        Total
                             Variable      Variable      Embedded     Conversion
                            Conversion    Conversion    Conversion      Option
                              Price         Price         Option       (Income)
                               Note          Note        Liability      Expense
                            ----------    ----------    ----------    ----------
Balance at 1/1/2007 ....    $ 667,076     $       -     $  667,076    $       -

Debt issued 1/5/2007 ...            -       440,293        440,293       40,293

Change in Value ........      (13,926)      (11,088)       (25,014)     (25,014)
                            ---------     ---------     ----------    ---------
Balance at 3/31/2007 ...    $ 653,150     $ 429,205     $1,082,355    $  15,279
                            =========     =========     ==========    =========

December 31, 2006
-----------------
  Principal ............     $600,000
  Shares upon conversion    1,026,271
  Exercise price .......      $0.2925
  Market price .........        $0.65
  Expected life (years)           2.8
  Volatility ...........         166%
  Discount rate ........         4.79

January 5, 2007 - Debt Issued
-----------------------------
  Principal ............     $400,000
  Shares upon conversion      863,320
  Exercise price .......      $0.2295
  Market price .........        $0.51
  Expected life (years)           3.0
  Volatility ...........         166%
  Discount rate ........         4.79

March 31, 2007
--------------
  Principal ............     $600,000    $400,000
  Shares upon conversion    1,484,432     975,465
  Exercise price .......       $0.242      $0.242
  Market price .........        $0.44       $0.44
  Expected life (years)           2.5         2.8
  Volatility ...........         190%        190%
  Discount rate ........         4.60        4.60


NOTE 9   STOCKHOLDERS' DEFICIT
------------------------------

Common Stock Issued Pursuant to Warrant Exercise
------------------------------------------------

         On March 6, 2007, the Company issued 33,300 shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $22,500.

Common Stock Issued For Services
--------------------------------

         During 2006, the Company granted common stock to certain directors that vest at a rate of 25% every three months. During the three months ended March 31, 2007, a total of 100,000 shares of common stock vested and were recorded as issued and outstanding. The fair value of the shares of common stock on the grant dates are being recognized over the vesting period. During the three months ended March 31, 2007, a total of $62,500 was recorded as equity and charged to operations as an expense.

         During 2006, the Company entered into agreements with third parties to provide various services including investor relation services, equity research about the Company and financial consulting services. Pursuant to these agreements, the Company issued vested shares of common stock. The fair value of the shares of common stock on the grant dates are being recognized over the terms to the agreements. During the three months ended March 31, 2007, a total of $188,300 was recorded as equity and charged to operations as an expense. The remaining unamortized balance of $208,900 as of March 31, 2007 has been recorded as deferred consulting fees treated as a reduction in additional paid-in capital.

         On March 15, 2007, the Company engaged Uptick Capital, LLC to provide financial consulting services pursuant to a consulting agreement with a 14-day advance notice termination provision. On May 18, 2007, the Company gave written notice of its termination of the consulting agreement. Pursuant to the terms of this agreement, Uptick Capital was to be compensated through the issuance of shares of the Company's common stock vesting in 10,000-share increments each 30-day period following March 15, 2007. In accordance with EITF 96-18, the Company amortized the estimated value of the stock-based compensation over the service period and recognized $1,750 as equity and operating expenses based on the closing market price of the Company's common stock on March 31, 2007. A total of 20,000 fully vested shares of the Company's common stock will be due under this agreement as of June 1, 2007, the termination date.

Common Stock Warrants, Options and Valuation
--------------------------------------------

         The Company had outstanding warrants and options as follows:

                                         MARCH 31,
         Exercisable Securities            2007
         ----------------------         -----------
         Warrants .............         $12,821,217
         Options ..............           1,151,206

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

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                           Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Non-Employee Warrants              Shares       Price       Term         Value
---------------------            ----------   --------   -----------   ---------

Outstanding at January 1, 2007      200,000    $ 1.25       5.00            -
Granted ......................            -    $    -          -            -
Exercised ....................            -    $    -          -            -
Forfeited or expired .........            -    $    -          -            -
                                 ----------    ------       ----         ----

Outstanding at March 31, 2007       200,000    $ 1.25       5.00            -
                                 ==========    ======       ====         ====
Exercisable at March 31, 2007       200,000    $ 1.25       5.00            -
                                 ==========    ======       ====         ====

Warrants Issued for Cash or Related to Debt
-------------------------------------------

         The following is a summary of warrant activity for warrants sold for cash or related to debt:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Warrants Issued for Cash           Shares      Price        Term         Value
------------------------         ----------   --------   -----------   ---------
Outstanding at January 1, 2007    9,654,550    $ 1.00       3.22            -
Granted ......................    3,000,000    $ 1.50       3.00            -
Exercised ....................      (33,300)   $ 0.68          -            -
Forfeited or expired .........          (33)   $ 0.68          -            -
                                 ----------    ------       ----         ----

Outstanding at March 31, 2007    12,621,217    $ 0.99       2.73            -
                                 ==========    ======       ====         ====
Exercisable at March 31, 2007    12,621,217    $ 0.99       2.73            -
                                 ==========    ======       ====         ====

         The weighted average valuation assumptions for grants other than with the sale of common stock for cash during 2006 are as follows:

Expected volatility ..........    190%
Weighted average volatility ..    190%
Expected dividends ...........       0
Expected term (in years) .....       3
Risk-free rate ...............   4.60%

         On March 5, 2007, pursuant to the modification of the MMA Capital, LLC convertible promissory note, the Company issued warrants exercisable for 3,000,000 shares of its common stock at an exercise price of $1.50 per share. The warrant has an expiration date of March 5, 2010.

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At March 31, 2007, the Company had the following non-plan options outstanding and exercisable:

                     Outstanding Options                 Exercisable Options
           ---------------------------------------    --------------------------
                              Weighted    Weighted                      Weighted
Range of                      Average     Average                       Average
Exercise       Number        Remaining    Exercise        Number        Exercise
 Price      Outstanding         Life       Price       Exercisable       Price
--------   --------------    ---------    --------    --------------    --------
$   0.70     1,050,000       5.5 Years    $   0.66       900,000        $   0.68
             =========                                   =======

         A summary of the changes in non-plan stock options outstanding is presented below:

                                                                     Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding as of January 1, 2007 .........   1,000,000      $   0.70
Options granted ...................................     200,000      $   0.48
Options exercised .................................           -      $      -
Options forfeited .................................    (150,000)     $   0.70
                                                      ---------      --------
Non-plan options outstanding at March 31, 2007 ....   1,050,000      $   0.66
                                                      =========      ========
Weighted average fair value of options granted
  during the three months ended March 31, 2007 ....                  $   0.48
                                                                     ========

         The weighted average valuation assumptions for grants during 2007 are as follows:

Expected volatility ..........    166%
Weighted average volatility ..    166%
Expected dividends ...........       0
Expected term (in years) .....       5
Risk-free rate ...............   4.75%

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

         On January 8, 2007, the Company's Board of Directors appointed David Shapiro as a Board member. The Company granted David Shapiro an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. 50,000 shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. The stock options have an expiration date of January 8, 2012. An expense for director fees of $96,464 was recognized 25% on January 8, 2007 with the balance recognized over the remaining vesting period based in a Black-Scholes option pricing model using the following assumptions: stock price $0.485, expected term five (5) years, volatility 166%, zero expected dividends and a 4.75% discount rate.

Stock-Based Compensation Plans
------------------------------

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under DynEco's outstanding non-qualified option plans consisting of the 2001 Equity Incentive Plan and two expired plans, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan. There were no grants under these plans during 2006 or year-to-date 2007. The Company does not anticipate issuing any options under the former DynEco non-qualified option plans and the Company has not adopted any plans during the three months ended March 31, 2007.

         At March 31, 2007, the Company had the following plan options outstanding and exercisable:

                     Outstanding Options                  Exercisable Options
           ---------------------------------------    --------------------------
                             Weighted     Weighted                      Weighted
Range of                     Average      Average                       Average
Exercise      Number         Remaining    Exercise       Number         Exercise
 Price      Outstanding        Life        Price       Exercisable       Price
--------   --------------    ---------    --------    --------------    --------
$   1.50        1,111        0.5 Years    $   1.50         1,111        $   1.50
$  11.40          333        0.4 Years    $  11.40           333        $  11.40
$   3.00       42,500        1.3 Years    $   3.00        42,500        $   3.00
$  11.40       50,595        1.9 Years    $  11.40        50,595        $  11.40
$   3.60        6,667        2.0 Years    $   3.60         6,667        $   3.60
              -------                                    -------
              101,206                                    101,206
              =======                                    =======

         The following is a summary of the changes in plan options outstanding:

                                                                     Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at January 1, 2006 ............     101,206      $   7.25
Options exchanged in recapitalization .............           -      $      -
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................           -      $      -
                                                      ---------      --------
Plan options outstanding at March 31, 2007 ........     101,206      $   7.25
                                                      =========      ========

Plan options exercisable at March 31, 2007 ........     101,206
                                                      =========

Weighted average fair value of options granted
  during the period ...............................                  $      -
                                                                     ========

Former DynEco 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, DynEco reserved a total of 33,333 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of March 31, 2007, options to purchase 22,278 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, DynEco reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired. As of March 31, 2007, options to purchase 72,261 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Advisors Stock Option Plan

         Under the 1993 Advisors Stock Option Plan, DynEco reserved a total of 6,667 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options are subject to restrictions on sale or transfer. As of the date of this report, options to purchase 6,667 shares had been granted and are outstanding under the 1993 Advisors Stock Option Plan. The 1993 Advisors Stock Option Plan has terminated, and no further awards may be made thereunder; however, outstanding awards of 6,667 shares are outstanding under this plan until their termination date on December 31, 2008.

Share-Based Compensation
------------------------

         For the three months ended March 31, 2007 and 2006, the Company recognized compensation costs for employees, directors, consultants and others totaling $300,782 and $15,498, respectively. These amounts increased the Company's operating expenses and equity during these periods.

         As of March 31, 2007, the Company has $349,632 in compensation costs related to nonvested share-based awards not yet recognized as expense and the weighted average period the Company expects to recognize these costs is six (6) months. These costs included $140,732 related to director fees and $208,632 related to consulting agreements. This additional compensation cost will increase the Company's operating expenses for this future period.


NOTE 10  INCOME TAXES

         For financial statement purposes, no tax expense or benefit has been reported as the Company has had cumulative net operating losses since inception that exceeded net income for the three months ended March 31, 2007 and realization of tax benefits on accumulated net operating losses is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

         The utilization of net operating loss carryforwards are dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of the carryforward may be limited due to ownership changes as defined in the Internal Revenue Code.


NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Consulting Contracts with Directors
-----------------------------------

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company has recognized consulting fee expense of $5,000 for the three months ended March 31, 2007. Mr. Dyer, a member of the Company's Board of Directors, owns 75% of Innovations Publishing.

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

         The Company has recognized $60,000 in consulting fee expense under these two contracts with E.H. Winston & Associates for the three months ended March 31, 2007.

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of March 31, 2007, Street Venture Partners LLC owned 1,066,666 shares or approximately 9% of the Company's issued and outstanding common stock.

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

         At March 31, 2007, Claudale Ltd. owned 693,333 shares or approximately 5.8% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         At March 31, 2007, Brian J. Brandano owned 333,333 shares or approximately 2.8% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman and was employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At March 31, 2007, the Company owed $110,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.

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

         Issuance of the Series A Preferred Stock in exchange for the outstanding capital stock of DLG pursuant to the Stock Exchange Agreement resulted in a change in control of DynEco where (a) the former shareholders of DLG acquired approximately 83% of the currently outstanding voting securities of DynEco, and (b) the designees of the former shareholders of DLG were appointed as the executive officers and a majority of the board of directors of DynEco. The Series A Preferred Stock converted into 6,566,667 shares of common stock of the Company when the Company's Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock sufficient to permit full conversion of the Series A Preferred Stock. DynEco also agreed that the currently outstanding options and warrants of DLG would be exchanged for options and warrants to purchase an aggregate of 1,493,887 post-reverse shares of common stock of DynEco, and that the then-outstanding convertible promissory notes of DLG would become convertible into 1,386,111 post-reverse shares of common stock of DynEco (after taking into account the Company's 1 for 30 reverse stock split affected on January 13, 2006).

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


NOTE 13  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at March 31, 2007.

Operating Leases
---------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008. Rent expense for the three months ending March 31, 2007 and 2006 was $71,283 and $31,156, respectively.

         Future lease obligations are as follows as of December 31, 2006:

         2007 .....   $302,304
         2008 .....   $210,270
         2009 .....   $163,798
         2010 .....   $163,798
         2011 .....   $ 95,549

Legal Proceedings
-----------------

         The Company has been named as a principal party to proceedings brought by Raymon Valdes and Changes in L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. This matter was resolved on April 13, 2007 when the parties entered into a Settlement Agreement pursuant to which (i) Mr. Valdes agreed to convert the outstanding $600,000 convertible promissory note issued by the Company pursuant to the acquisition by the Company of Changes in L'Attitudes, Inc. into 600,000 shares of the Company's common stock; (ii) the Company agreed to pay the remaining approximately $411,000 owed to Mr. Valdes in 52 weekly installments commencing on the earlier to occur of 75 days from the settlement date or the receipt by the Company of outside financing in a minimum amount of $750,000; and (iii) the Company agreed to issue to Mr. Valdes an additional 170,000 shares of its common stock. On April 13, 2007, the Company issued 770,000 shares of common stock for the conversion of the $600,000 promissory note and settlement of all accrued interest at a conversion rate of $1.00 per share.

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

         The Company has been named as a principal party to proceedings brought by MBN Consulting, LLC in Hillsborough County, Florida, Circuit Court. The proceedings began on November 22, 2006. The complaint seeks approximately $75,500 on the grounds of an alleged breach of consulting agreement. The Company has responded to this complaint and believes the consultant agreement was properly terminated in accordance with the terms of the agreement. As of March 31, 2007, the Company had included $29,333 related to this matter in accounts payable.

         The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007 against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $139,170 related to this obligation on its consolidated balance sheet as of March 31, 2007.

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

NOTE 14  SUBSEQUENT EVENTS AND CONTINGENCIES

         On April 1, 2007, the Company entered into an agreement with Peter H. Clark to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Peter H. Clark 300,000 vested shares of the Company's common stock valued at $135,000 or $0.45 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of three months and is renewable at the option of the Company. The fair value of $135,000 will be amortized to operating expenses over the three-month term of agreement.

         On April 1, 2007, the Company entered into an agreement with Brett Gold to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Brett Gold 100,000 vested shares of the Company's common stock valued at $45,000 or $0.45 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of three months and is renewable at the option of the Company. The fair value of $45,000 will be amortized to operating expenses over the three-month term of agreement.

         On April 12, 2007, the Company issued a total of 120,000 shares of common stock on conversion of a convertible note aggregating $75,000, accrued interest of $10,870 and damages charged to interest expense on the date of the conversion of $22,130, based on a conversion rate of $0.90 per share.

         On April 13, 2007, the Company issued a total of 770,000 shares of common stock on conversion of a convertible note aggregating $600,000 and accrued interest of $170,000, based on a conversion rate of $1.00 per share.

         On April 16, 2007, the Company issued an unsecured convertible promissory note in the principal amount of $100,000 to Miller Investments, LLC, an accredited investor (the "Holder"). The note bears interest at 8% per annum and matures August 13, 2007. At the option of the Holder, the note is convertible at any time into shares of the Company's common stock at the lesser of (i) $1.00 per share or (ii) the price per share paid by investors in the Company's next financing transaction. The Holder is entitled to piggyback registration rights, subject to certain limitations as described in the note. In addition, the Company has granted the Holder the right to purchase additional notes from the Company in the principal amount of $150,000 on the same terms and conditions within thirty (30) days after the date of this note.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report.

GENERAL

         On January 13, 2006, we entered into a Stock Exchange Agreement with the former shareholders of Dynamic Leisure Group, Inc. ("Dynamic"), a privately held Florida corporation, under which we acquired all of the outstanding capital stock of Dynamic, and Dynamic became a wholly-owned subsidiary of the Company formerly known as DynEco Corporation ("DynEco"), in a transaction for accounting purposes that was treated as a recapitalization. As part of the Stock Exchange Agreement, we issued 6,566,667 shares of our common stock (after taking into account the 1 for 30 reverse split of the Company's common stock affected on March 3, 2006).

         Dynamic Leisure Group (DLG) was formed in Tampa, Florida on May 16, 2005, with the intention of entering the wholesale leisure travel industry. Our primary strategy was to align ourselves with established businesses with products in key leisure travel destinations through acquisition, mergers, or strategic alliances, then grow revenues through product offerings selling directly to consumers, primarily over the Internet as well as through the brick and mortar travel agencies and other third parties and improved service delivered by Company's personnel from its customer service support center. From May 16, 2005 (inception) through January 13, 2006 DLG had limited operations and related financial results.

         Following the recapitalization, the Company changed the focus of its business strategy to pursue opportunities in the leisure travel market, primarily as a wholesaler of bundled travel packages to frequently traveled destinations such as Florida, Las Vegas, California, Hawaii, the Caribbean, Mexico, Central and South America, and the United Kingdom and Europe.

         On February 8, 2006, the Company acquired Changes in L-Attitudes, Inc. ("CIL") a Florida-based direct-to-consumer online seller of vacation packages primarily to the Caribbean and Mexico. On March 6, 2006, the Company acquired Island Resort Tours, Inc. and International Travel and Resorts, Inc. (collectively "IRT/ITR"), two New York-based wholesale tour operators. CIL and IRT/ITR were primarily focused on leisure travel in the Caribbean and Mexico.

         Our strategy now is focused primarily on the acquisition and integration of key assets in the leisure travel industry to provide an ongoing business base, including the implementation of our proprietary dynamic packaging travel software, TourScape. We expect our revenues to grow via opportunities in the leisure travel market, including developing a more prominent Internet presence.

         Our executive offices are located at 5680A Cypress Street Tampa, Florida 33607, and our telephone number there is (813) 877-6300.


CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation Plans

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under one active and two expired stock-based non-qualified compensation plans. The Board of Directors administers these plans. There were no grants under these plans during 2007. Terms and prices are determined by the compensation committee or the board. At March 31, 2007, options exercisable for 101,206 shares of common stock were outstanding pursuant to these plans.

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

         Beginning January 1, 2006 all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation to employees using fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. As of the date of the recapitalization, there was no further service obligations related to outstanding options. There was no cumulative effect of applying SFAS 123(R) at January 1, 2006.

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

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized on the carry value of these assets.

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

         The valuation of these liabilities is based on a Black-Scholes model and will vary, potentially significantly, based on factors such as the remaining time left to exercise the warrants, recent volatility in the price of the Company common stock, and the market price of our common stock. Changes in the valuation of the warrant and option liability and the embedded conversion option liability are recorded as other income or expense in the period of the change. The valuation of the warrant and option liability and embedded conversion option liability are non-cash income or expense items to the Company.

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


RESULTS OF OPERATIONS

Overview

         From January 1, 2006 to the acquisition of CIL on February 8, 2006 the Company had limited operations and no revenues. Revenues for the three months ended March 31, 2006 were derived from DLG, CIL and IRT/ITR as we began to expand in the leisure travel market through acquisitions. Operating expenses for the three months ended March 31, 2007, are a combination of the operating expenses of DLG, CIL and IRT/ITR and expenses incurred to establish the corporate infrastructure, technology, and operational functions of the Company as a whole to support the planned growth of the business.

REVENUE

         Revenues increased for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $1,755,555      89%    $  958,641      89%      55%
Airline tickets and related fees      215,838      11%       105,092      10%      49%
General service agreement fees .            -       -%        18,000       2%    (100%)
                                   ----------   -------   ----------   -------   ------
Total ..........................   $1,971,393     100%    $1,081,733     100%      55%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis. Our increase in revenues is the result of our having a full three months of operation in 2007 as compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions of CIL and IRT/ITR, respectively.

COST OF REVENUE

         Cost of revenues increased for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 as follows:


                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue
                                   ----------   -------   ----------   -------

Vacation packages ..............   $1,424,251     81%     $  776,498     81%
Airline tickets and related fees       51,183     24%         30,061     29%
                                   ----------   -------   ----------   -------
Total ..........................   $1,475,434     75%     $  806,559     75%
                                   ==========   =======   ==========   =======

         Cost of revenues related to the sale of vacation packages include the cost of hotel room, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees. The cost of revenues increased for the three months ended March 31, 2007 as compared to the corresponding period of 2006 and the percentage of cost of revenues to revenues remained constant. The increase in cost of revenues is the result of our having a full three months of operations in 2007 as compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions CIL and IRT/ITR, respectively.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full deployment of its TourScape software system.


GROSS PROFIT

         Gross profit increased for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $  331,304      19%    $  182,143      19%      55%
Airline tickets and related fees
                                      164,655      76%        75,031      71%      46%
General service agreement fees .            -       -%        18,000     100%    (100%)
                                   ----------   -------   ----------   -------   ------
Total ..........................   $  495,959      25%    $  275,174      25%      55%
                                   ==========   =======   ==========   =======   ======

         Our gross profit increased for the three months ended March 31, 2007 as compared to the corresponding period of 2006 and the percentage of gross profit to revenues remained constant. Our increase in gross profit is the result of having a full three months of operation in 2007 as compared to revenues subsequent to our acquisitions in 2006 of CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively.

OPERATING EXPENSES

         Our operating expenses increased throughout the Company for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 as follows:

                                                2007                             2006
                                   -------------------------------   ----------------------------
                                                           Stock-                         Stock-
                                                Percent    Based                Percent    Based
                                                  of      Compen-                  of     Compen-
                                      Total     Revenue    sation     Total     Revenue   sation
                                   ----------   -------   --------   --------   -------   -------
Employee compensation ..........   $  560,229     28%     $      -   $397,300     37%     $     -
Financial consulting ...........      190,927     10%       32,950     45,469      4%      15,498
Legal expense ..................       40,084      2%            -     15,398      1%           -
Depreciation & amortization ....      212,232     11%            -      4,513       -           -
Internal accounting and external
 auditing expense ..............      112,350      6%            -    131,295     12%           -
Director fees ..................      134,848      7%      134,848          -       -           -
Investor relations .............      203,554     10%      157,100     22,000      2%           -
Other G&A expenses .............      433,081     22%            -    215,053     20%           -
                                   ----------   -------   --------   --------   -------   -------
Total ..........................   $1,887,305     96%     $324,898   $831,028     77%     $15,498
                                   ==========   =======   ========   ========   =======   =======

         Operating expenses for the quarter ended March 31, 2007 were $1,887,305 compared to $831,028 for the corresponding period for 2006. This increase is the result of having a full three months of operation in 2007 as compared to revenues subsequent to our acquisitions in 2006 of CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively, and the addition of corporate expenses to execute our business plan. As a result, our total operating expenses as a percentage of revenues was 96% for the three months ended March 31, 2007 as compared to 77% for the corresponding period of 2006. This increase is the result of increased employee head count in the areas of marketing/product development, supplier contract administration and executive management. Legal expense increased as result of the Company's Securities and Exchange Commission filing requirements and the handling of various legal matters. Internal accounting and external auditing expense decreased as the 2006 auditing expense included additional accounting and auditing services related to the CIL and IRT/ITR acquisitions. Director fees increased as a result of the vesting of securities granted to directors during the period. Investor relations expense increased as a result of the amortization of service agreements entered into in 2006 and cash-based expense incurred in 2007. Other general and administrative expenses increased as a result of having a full three months of operations with all the acquired companies. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the first quarter of 2007 included $300,782 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties as compared to $15,498 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

OTHER INCOME / EXPENSE

         Our interest expense decreased for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $  199,489   $  105,675
Amortization of debt discount on convertible debt ....      564,393    1,076,770
                                                         ----------   ----------
Total ................................................   $  763,882   $1,182,446
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of the first quarter of 2007. The increase in accrued interest on outstanding debt obligations is a result of greater borrowing levels during the quarter ended March 31, 2007 as compared to the corresponding period of the prior year.

         The Company recorded a non-cash loss on extinguishment of debt of $208,442 during the first quarter of 2006. The loss included $180,000 representing the value of 200,000 shares of common stock issued to convertible note holders pursuant to the January 13, 2006 Modification and Waiver Agreement and $28,442 representing the value of additional warrants issued to the convertible note holders and the write off of certain deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants valued at $233,227 on the modification date.

         The fair value adjustment for outstanding warrants and options as of March 31, 2007 resulted in the recognition of non-cash income of $2,974,005 for the three months ended March 31, 2007 as compared to a non-cash expense for the corresponding period of the prior year of $2,220,042. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At March 31, 2007 and March 31, 2006, the Company had 13,721,217 and 2,304,500 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.35 and $1.85 per share and the volatility factor was 190% and 354%, respectively.

         The embedded conversion option valuation for the quarter ended March 31, 2007 resulted in expense of $15,279. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $1,000,000 with a conversion price at a 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.


NET INCOME (LOSS)

         The Company had net income during the quarter ended March 31, 2007 of $804,353 as compared to a net loss of $4,160,309 in the corresponding period in 2006. The net income for the quarter ended March 31, 2007 includes non-cash income from warrant and option liability revaluation of $2,974,005, non-cash general and administrative expenses of $324,898 from stock-based compensation, depreciation and amortization expense of $212,232, and non-cash interest expense of $564,393 attributed to the issuance of securities and related amortization of the resulting debt discount.

         The net loss for the quarter ended March 31, 2006 includes non-cash general and administrative expenses of $15,498 from stock-based compensation, depreciation and amortization expense of $4,513, and non-cash loss on extinguishment of debt of $208,452 and non-cash interest expense of $1,076,770 attributed to the issuance of securities and related amortization of the resulting debt discount.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, planned capital expenditures and, currently, the funding of deficit operations. Our capital resources consist of cash generated from operations, short-term borrowings under promissory notes payable and the sale of our common stock. Our capital resources are impacted by our deficit operations and changes in the volume of advance payments from customers and the timing of related payments to suppliers. Our financial condition relies on continuing debt and equity investment until the Company is able to achieve profitability in our wholesale leisure travel business.

Period from January 1, 2007 to March 31, 2007

         At March 31, 2007, we had cash of $160,770. The following table reflects the cash flow activities during the first quarter of 2007 and 2006:

                                                       2007             2006
                                                       ----             ----

Cash used by operating activities .............    $  (478,465)     $  (899,405)
Cash provided by (used in) investing activities         10,745          (47,344)
Cash provided by financing activities .........        424,579        1,630,368
                                                   -----------      -----------
Increase (decrease) in cash ...................    $   (43,141)     $   683,619
                                                   ===========      ===========

Operating activities

         For the three months ended March 31, 2007, the Company used cash in operating activities of $478,465. Cash was used to fund the Company's loss from operations of $1,391,346 offset by non-cash expenses consisting of general and administrative expenses of $324,898 from stock-based compensation and depreciation and amortization expense of $212,232. Cash used for operations included an increase in accounts receivable of $74,440 and prepaid customer travel costs of $56,758 and a decrease in deferred revenues of $361,528. Cash was generated from operations by decreasing other assets by $44,245 and increasing current liabilities by $904,917.

Investing activities

         For the three months ended March 31, 2007, the Company provided cash from investing activities of $10,745 by converting investments to cash.

Financing activities

         For the three months ended March 31, 2007, the Company provided cash from financing activities of $424,579. Cash was received from the proceeds of a $400,000 convertible promissory note, $22,500 from the issuance of common stock from the exercise of a warrant and $60,000 advanced from an employee. The Company used cash for the payment of debt issuance costs of $50,000 and principal payment on capital leases of $7,921.

Primary source of liquidity

         As of March 31, 2007, our primary source of liquidity was $160,770 of cash and $209,328 of accounts receivable. At March 31, 2007, the Company had a working capital deficit of $12,787,301, primarily due to warrant and option liability of $3,650,515, embedded conversion option liability of $1,082,355, acquisitions payable of $1,440,000, convertible notes payable of $4,562,658 partially offset by debt discount of $1,160,612, and convertible notes payable - related party of $350,000. The convertible notes payable and convertible notes payable to a related party consist of promissory notes convertible into approximately 8,500,000 shares of the Company's common stock as of March 31, 2007. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of March 31, 2007, the Company has outstanding warrants, non-plan and plan options to purchase 12,821,217, 900,000 and 101,206 shares of the Company's common stock with weighted average exercise prices of $1.00, $0.66 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised.

         At March 31, 2007, the Company had total assets of $9,297,338, of which non-current assets consisted of $8,317,895, goodwill of $2,902,196, intangible assets of $4,122,362, deposits of $99,735, debt issue cost of $131,711 and $1,061,891 of property and equipment, including $920,097 relating to the purchase and implementation of our TourScape software. Total liabilities were $14,349,109, including long-term liabilities of $582,365. Total shareholders' deficit was $5,051,771. On March 31, 2007, we were in default on $2,237,658 in notes payable and as of April 8, 2007 we had settled $600,000 of these notes through the issuance of common stock. We anticipate settling the balance owing on these notes payable through issuance of common stock also; however, as of May 15, 2007, this had not yet occurred nor is there any assurance that this will take place.

         We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CIL, and IRT/ITR. We have relied upon equity financing in order to fund operations. During 2006 and year to date in 2007, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds has created a situation where we will require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of March 31, 2007, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of IRT/ITR, we issued 700,000 shares of the Company's common stock, agreed to pay up to $1,000,000 in additional cash, and issued a $1,450,000 secured Convertible Note Payable. While we anticipate that all of our Convertible Note Payables will convert to shares of the Company's common stock, which would reduce our potential cash payment for the notes, the issuance of additional shares of our common stock would further dilute our existing shareholders' holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities and, until such time, we will rely upon external sources of liquidity, including additional private placements of the Company's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities in the leisure travel market will help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all. As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near-term cash flow from operations. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development and expansion into new markets in the near future. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements; therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was named as a principal party to proceedings brought by Raymon Valdes and Changes in L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. This matter was resolved on April 13, 2007 when the parties entered into a Settlement Agreement pursuant to which (i) Mr. Valdes agreed to convert the outstanding $600,000 convertible promissory note issued by the Company pursuant to the acquisition by the Company of Changes in L'Attitudes, Inc. into 600,000 shares of the Company's common stock; (ii) the Company agreed to pay the remaining approximately $411,000 owed to Mr. Valdes in 52 weekly installments commencing on the earlier to occur of 75 days from the settlement date or the receipt by the Company of outside financing in a minimum amount of $750,000; and (iii) the Company agreed to issue to Mr. Valdes an additional 170,000 shares of its common stock. On April 13, 2007, the Company issued 770,000 shares of common stock for the conversion of the $600,000 promissory note and settlement of all accrued interest at a conversion rate of $1.00 per share.

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

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $139,170 related to this obligation on its consolidated balance sheet as of March 31, 2007.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and March 5, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         On March 15, 2007, the Company engaged Uptick Capital, LLC to provide financial consulting services pursuant to a consulting agreement with a 14-day advance notice termination provision. On May 18, 2007, the Company gave written notice of its termination of the consulting agreement. Pursuant to the terms of this agreement, Uptick Capital was to be compensated through the issuance of shares of the Company's common stock vesting in 10,000-share increments each 30-day period following March 15, 2007. In accordance with EITF 96-18, the Company amortized the estimated value of the stock-based compensation over the service period and recognized $1,750 as equity and operating expenses based on the closing market price of the Company's common stock on March 31, 2007. A total of 20,000 fully vested shares of the Company's common stock will be due under this agreement as of June 1, 2007, the termination date.

         On April 1, 2007, the Company issued 300,000 shares of its common stock to Peter H. Clark for consulting services valued at $135,000 or $0.45 per share (the closing market price of the Company's common stock on the day of issuance). The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On April 1, 2007, the Company issued 100,000 shares of its common stock to Brett Gold for consulting services valued at $45,000 or $0.45 per share (the closing market price of the Company's common stock on the day of issuance). The offer and sale of the shares were made pursuant to an exemption from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

         On April 12, 2007, the Company issued a total of 120,000 shares of common stock on conversion of a convertible note aggregating $75,000, accrued interest of $10,870 and damages totaling of $47,463, based on a conversion rate of $0.90 per share. The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

         On April 13, 2007, the Company issued a total of 770,000 shares of common stock on conversion of a convertible note aggregating $600,000 and accrued interest of $170,000, based on a conversion rate of $1.00 per share. The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

         On April 16, 2007, the Company issued an unsecured convertible promissory note in the principal amount of $100,000 to Miller Investments, LLC, an accredited investor (the "Holder"). The note bears interest at 8% per annum and matures August 13, 2007. At the option of the Holder, the note is convertible at any time into shares of the Company's common stock at the lesser of (i) $1.00 per share or (ii) the price per share paid by investors in the Company's next financing transaction. The Holder is entitled to piggyback registration rights, subject to certain limitations as described in the note. In addition, the Company has granted the Holder the right to purchase additional notes from the Company in the principal amount of $150,000 on the same terms and conditions within thirty (30) days after the date of this note.


ITEM 5.  OTHER INFORMATION

         On April 16, 2007, the Company issued an unsecured convertible promissory note in the principal amount of $100,000 to Miller Investments, LLC, an accredited investor (the "Holder"). The note bears interest at 8% per annum and matures August 13, 2007. At the option of the Holder, the note is convertible at any time into shares of the Company's common stock at the lesser of (i) $1.00 per share or (ii) the price per share paid by investors in the Company's next financing transaction. The Holder is entitled to piggyback registration rights, subject to certain limitations as described in the note. In addition, the Company has granted the Holder the right to purchase additional notes from the Company in the principal amount of $150,000 on the same terms and conditions within thirty (30) days after the date of this note.


ITEM 6.  EXHIBITS

10.26 Unsecured Convertible Promissory Note dated March 16, 2007 to Miller Investments, LLC

31.1 Certification of Chief Executive Officer and Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 21, 2007                   DYNAMIC LEISURE CORPORATION


                                        By: /s/ Daniel G. Brandano
                                            ----------------------
                                            Daniel G. Brandano
                                            Chief Executive Officer



                                  EXHIBIT INDEX

10.26 Unsecured Convertible Promissory Note dated March 16, 2007 to Miller Investments, LLC

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002