Form 10QSB
period 2007-06-30
DYNAMIC LEISURE CORP
filed 2007-08-14
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

As of August 14, 2007, the registrant had 14,244,495 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheet as of June 30, 2007 (Unaudited) .......   1

         Consolidated Statements of Operations
         for the three and six months ended June 30, 2007 (Unaudited) .....   2

         Consolidated Statement of Changes in Stockholders' Deficit
         for the six months ended June 30, 2007 (Unaudited) ...............   3

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 2007 (Unaudited) ...............   4

         Notes to Consolidated Financial Statements (Unaudited) ...........   5

Item 2.  Management's Discussion and Analysis or Plan of Operation ........  33

Item 3.  Controls and Procedures ..........................................  45


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......  46

Item 5.  Other Information ................................................  47

Item 6.  Exhibits .........................................................  47

Signatures ................................................................  48

Exhibit Index .............................................................  48

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       JUNE 30,    DECEMBER 31,
                                                        2007           2006
                                                     (UNAUDITED)
                                                    ------------   ------------
Current Assets
  Cash ...........................................  $    289,224   $    203,911
  Investments, restricted ........................       127,097        127,842
  Accounts receivable, net of an
    allowance of $9,984 and $5,551 ...............       262,342        139,321
  Prepaid travel .................................       723,528        515,061
  Other current assets ...........................        39,650         78,190
                                                    ------------   ------------
    Total Current Assets .........................     1,441,841      1,064,325
                                                    ------------   ------------

Property and equipment, net ......................     1,014,200      1,076,669
                                                    ------------   ------------
Other Assets
  Goodwill .......................................     2,902,196      2,902,196
  Intangible assets, net .........................     3,936,850      4,307,505
  Deposits .......................................        99,735         99,735
  Debt issue costs, net ..........................       144,198         94,022
                                                    ------------   ------------
    Total Other Assets ...........................     7,082,979      7,403,458
                                                    ------------   ------------

    Total Assets .................................  $  9,539,020   $  9,544,452
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of
    discount of $1,011,115 and $266,471 ..........  $  3,344,677   $  2,046,187
  Notes payable, current portion .................       386,245        386,245
  Acquisition payable ............................     1,393,336      1,440,000
  Accounts payable ...............................     1,407,135        752,152
  Accounts payable to related parties ............       282,017         65,930
  Accrued compensation ...........................        32,010         74,707
  Accrued interest ...............................       633,256        652,823
  Other accrued liabilities ......................       838,187        294,271
  Capital lease obligation .......................        34,804         34,152
  Deferred revenue ...............................       111,680        673,936
  Customer deposits ..............................     1,173,988        602,977
  Due to employee ................................       110,000         50,000
  Warrant and option liability ...................     8,910,751      5,419,729
  Embedded conversion option liability ...........     1,850,259        667,076
                                                    ------------   ------------

    Total Current Liabilities ....................    20,508,345     13,160,185
                                                    ------------   ------------
Long-Term Liabilities
  Convertible promissory notes, net of
    current portion, net of discount
    of $707,258 and $624,671 .....................       292,742      2,225,329
  Convertible promissory note to related party ...       350,000        350,000
  Notes payable, net of current portion ..........           343            343
  Capital lease obligation, net of current portion        57,574         73,448
                                                    ------------   ------------
    Total Long-Term Liabilities ..................       700,659      2,649,120
                                                    ------------   ------------

    Total Liabilities ............................  $ 21,209,004   $ 15,809,305
                                                    ------------   ------------
Commitments and Contingencies (Note 13)

Stockholders' Deficit
  Preferred stock, $0.01 par value,
    20,000,000 shares authorized,
    none issued and outstanding ..................  $          -   $          -
 Common stock, $0.01 par value, 300,000,000
    shares authorized, 14,044,495 and 12,101,195
    issued and outstanding .......................       140,445        121,012
 Common stock issuable, at par value
    (130,000 shares) .............................         1,300          1,300
 Additional paid-in capital, net of
    deferred consulting fees of $106,000 .........     7,167,232      5,107,537

 Accumulated deficit .............................   (18,978,961)   (11,494,702)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................   (11,669,984)    (6,264,853)
                                                    ------------   ------------

    Total Liabilities and Stockholders' Deficit ..  $  9,539,020   $  9,544,452
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                               DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2007           2006           2007           2006
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                ------------   ------------   ------------   ------------
Total revenues ...............................  $  2,043,802   $  1,904,547   $  4,015,195   $  2,997,045

Cost of revenues .............................     1,766,439      1,340,248      3,241,873      2,157,572
                                                ------------   ------------   ------------   ------------

  Gross Profit ...............................       277,363        564,299        773,322        839,473

Operating Expenses
  Employee Compensation ......................       518,965        625,778      1,079,194      1,023,078
  Financial consulting, includes $270,316,
    $26,538, $303,266 and $42,036
    stock-based compensation .................       280,237         57,036        471,164        102,505
  Legal expense ..............................        64,375         10,513        104,459         25,911
  Depreciation and amortization expense ......       255,716         80,048        467,948         84,561
  Internal accounting and external auditing
    expense ..................................        95,500        215,492        207,850        346,787
  Director fees, includes $62,500, $0,
    $173,232 and $0 stock-based compensation .        62,500              -        197,348              -
  Investor relations, includes $156,700, $0,
    $313,800 and $0 stock-based compensation .       182,338          4,000        385,892         26,000
  Other general and administrative expenses ..       434,665        542,006        867,746        757,059
                                                ------------   ------------   ------------   ------------

    Total Operating Expenses .................     1,894,296      1,534,873      3,781,601      2,365,901
                                                ------------   ------------   ------------   ------------

    Loss from Operations .....................    (1,616,933)      (970,574)    (3,008,279)    (1,526,428)

Other Income (Expense)
  Interest income ............................           645          6,557          1,500         13,042
  Interest expense, includes $564,393 and
    $1,076,770 in debt discount amortization .      (791,803)    (1,002,449)    (1,555,685)    (2,184,895)
  Loss on extinguishment of debt .............       (76,635)             -        (76,635)      (208,452)
  Warrant and option valuation expense .......    (5,236,120)     1,441,491     (2,262,115)      (778,551)
  Embedded conversion option valuation expense      (567,904)             -       (583,183)             -
  Other income (expense) .....................           138         (8,020)           138         (8,020)
                                                ------------   ------------   ------------   ------------

    Total Other Income (Expense), net ........    (6,671,679)      (437,579)  $ (4,475,980)  $ (3,166,876)
                                                ------------   ------------   ------------   ------------

    Net Loss .................................  $ (8,288,612)  $   (532,995)  $ (7,484,259)  $ (4,693,304)
                                                ============   ============   ============   ============

Net Income (Loss) per Share:
  Basic ......................................  $      (0.60)  $      (0.06)  $      (0.57)  $      (0.53)
                                                ============   ============   ============   ============
  Diluted ....................................  $      (0.60)  $      (0.06)  $      (0.57)  $      (0.53)
                                                ============   ============   ============   ============

Weighted average number of shares outstanding
  during the period:
      Basic ..................................    13,738,891      9,601,630     13,016,735      8,841,327
                                                ============   ============   ============   ============
      Diluted ................................    13,738,891      9,601,630     13,016,735      8,841,327
                                                ============   ============   ============   ============

                See accompanying notes to the unaudited consolidated financial statements.

                                                     2

                               DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  For the Six Months Ended June 30, 2007
                                                (UNAUDITED)
                                                                 Additional
                                                Common Stock       Paid In     Accumulated      Total
                           Common Stock           Issuable         Capital       Deficit     Stockholders'
                      ---------------------   ----------------   ----------   ------------      Equity
                        Shares      Amount    Shares    Amount     Amount        Amount       (Deficit)
                      ----------   --------   -------   ------   ----------   ------------   -------------
BALANCE AT
  DECEMBER 31, 2006   12,101,195   $121,012   130,000   $1,300   $5,107,537   $(11,494,702)  $ (6,264,853)

Common stock
  issued in
  promissory note
  conversion ......    1,090,000     10,900         -        -    1,167,465              -      1,178,365

Common stock
  issued in warrant
  exercise ........       33,300        333         -        -       22,167              -         22,500

Common stock
  issued for
  services ........      820,000      8,200         -        -      760,500              -        768,700

Value of options
  issued for
  services ........            -          -         -        -       24,116              -         24,116

Reclassification
  from warrant
  and option
  liability .......            -          -         -        -       85,447              -         85,447


Net Income (Loss) .            -          -         -        -            -     (7,484,259)    (7,484,259)
                      ----------   --------   -------   ------   ----------   ------------   ------------

BALANCE AT
  JUNE 30, 2007 ...   14,044,495   $140,445   130,000   $1,300   $7,167,232   $(18,978,961)  $(11,669,984)
                      ==========   ========   =======   ======   ==========   ============   ============

                See accompanying notes to the unaudited consolidated financial statements.

                                                     3

                        DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                                FOR THE SIX     FOR THE SIX
                                                                MONTHS ENDED    MONTHS ENDED
                                                               JUNE 30, 2007   JUNE 30, 2006
                                                               -------------   -------------
                                                                (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................    $(7,484,259)    $(4,693,304)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Change in accounts receivable allowance ..............          4,433               -
      Depreciation .........................................         62,469          18,594
      Amortization of intangible assets ....................        370,655          65,968
      Amortization of debt issue costs .....................         34,824          81,141
      Loss on extinguishment of debt .......................              -         208,452
      Amortization of debt discount to interest expense ....      1,038,891       2,019,746
      Common stock and warrants for services ...............        841,048          42,035
      Embedded conversion option valuation expense .........        583,183               -
      Warrant and option valuation expense (income) ........      2,262,115         778,551
    (Increase) decrease in assets and liabilities:
      Accounts receivable ..................................       (127,454)        196,703
      Prepaid assets .......................................       (208,467)        (16,558)
      Other assets .........................................         38,540        (105,125)
      Accounts payable .....................................        871,070          80,700
      Accrued expenses .....................................      1,103,151          55,813
      Deferred revenue .....................................       (562,256)        (77,476)
      Customer deposit .....................................        571,011        (384,088)
                                                                -----------     -----------
      Net Cash Used in Operating Activities ................       (601,046)    $(1,728,848)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ....................................            745               -
  Acquisition of property and equipment ....................              -         (24,685)
  Acquisition of business ..................................              -         (41,077)
                                                                -----------     -----------
      Net Cash Used in Investing Activities ................            745         (65,762)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ...............        750,000       2,060,000
  Repayment of convertible promissory notes ................              -        (344,632)
  Proceeds from overdraft ..................................              -          63,337
  Proceeds from line of credit .............................              -          10,000
  Proceeds from employee advances ..........................         60,000               -
  Debt issue costs .........................................        (85,000)       (176,223)
  Repayment of acquisition payable .........................        (46,664)              -
  Repayment of capital leases ..............................        (15,222)         (2,600)
  Proceeds from common stock issuance ......................         22,500         285,805
                                                                -----------     -----------
      Net Cash Provided by Financing Activities ............        685,614       1,895,687
                                                                -----------     -----------

Net Increase (Decrease) in Cash ............................         85,313         101,077

Cash at Beginning of Period ................................        203,911          38,699
                                                                -----------     -----------
Cash at End of Period ......................................    $   289,224     $   139,776
                                                                ===========     ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes .............    $         -     $         -
                                                                ===========     ===========
  Cash paid during the period for interest .................    $    91,943     $    91,943
                                                                ===========     ===========

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issue in acquisitions .....................    $         -     $ 6,173,980
                                                                ===========     ===========
  Assets received on capital lease .........................    $         -     $   116,540
                                                                ===========     ===========
  Discount on promissory notes .............................    $ 1,266,122     $ 2,000,000
                                                                ===========     ===========
  Conversion option liability related to promissory note ...    $   600,000     $ 1,793,382
                                                                ===========     ===========
  Reclassification of FV of warrants and options from equity    $    85,447     $         -
                                                                ===========     ===========

  Promissory notes converted to common stock ...............    $   825,000     $         -
                                                                ===========     ===========

  Accrued interest converted to promissory note principal ..    $   268,134     $         -
                                                                ===========     ===========

         See accompanying notes to the unaudited consolidated financial statements.

                                              4

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the quarter and six months ended June 30, 2007, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.


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

         For further information, refer to the Form 10-KSB for Dynamic Leisure Corporation for the year ended December 31, 2006.

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

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as cash equivalents as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at June 30, 2007, and December 31, 2006 were $32,227 and $20,769, respectively. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. The Company has not experienced any losses on such accounts.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. No impairment was recognized during the six months ended June 30, 2007.

Letters of Credit and Restricted Investments

         At June 30, 2007, the Company had two outstanding letters of credit totaling approximately $112,100 payable to the Airlines Reporting Corporation
(ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at June 30, 2007, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

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

Advertising Costs

         The Company expenses advertising costs as incurred. During the six months ended June 30, 2007 and 2006, the Company's advertising expense totaled $19,585 and $17,275, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted
EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. Diluted loss per share for the three and six months ended June 30, 2007 and 2006, does not include potential common shares as their effect would be anti-dilutive.

Potential shares excluded from the weighted average share
calculations due to  their anti-dilutive effect include:
---------------------------------------------------------
  Upon exercise of plan options ....................................      99,762
  Upon exercise of non-plan options ................................     950,000
  Upon exercise of warrants ........................................  12,416,713
  Upon conversion of convertible promissory notes ..................   6,109,372
  Upon conversion of convertible promissory notes - related party ..     388,889

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


NOTE 3   GOING CONCERN

         For the six months ended June 30, 2007, the Company had a loss from operations of $3,008,279, used net cash in operations of $601,046, a working capital deficiency of $19,066,504, and a stockholders' deficiency of $11,669,984. In addition, the Company is in default on convertible promissory notes totaling $1,482,500 as of June 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of June 30, 2007, the Company had $5,355,792 in outstanding Convertible Notes payable to third parties (including the notes in default as described above), which are convertible into 6,109,372 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. As of June 30, 2007, the Company did not have adequate working capital to meet these obligations with cash payments.

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

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                       Estimated
                                      Useful Life      June 30,     December 31,
                                       in Years          2007           2006
                                      -----------    -----------    ------------
Office furniture and equipment ...        3-5        $   165,770    $   165,770
Software .........................        5-7            957,850         37,753
Software in development ..........                             -        920,097
                                                     -----------    -----------
Total property and equipment .....                   $ 1,123,620    $ 1,123,620
Less accumulated depreciation ....                      (109,420)       (46,951)
                                                     -----------    -----------
Property and equipment, net ......                   $ 1,014,200    $ 1,076,669
                                                     ===========    ===========

         Depreciation expense was $62,469 for the six months ended June 30, 2007.

         Software in Development consists of the purchase of worldwide rights and source code to TourScape, proprietary software for use in the wholesale travel industry, for $500,000 and the purchase of third party database software and related implementation costs of $420,097. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company completed its implementation of the software and placed it in service on March 31, 2007. The Company amortizes this software over seven years.

         If the Company determines at a future date to sell or license the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.


NOTE 5   INTANGIBLE ASSETS

         Intangible assets at June 30, 2007, are as follows:

                                                      Accumulated     Net Book
                                Life        Cost      Amortization      Value
--------------------------    --------   ----------   ------------   ----------
Airline contracts ........      7 yrs.   $2,820,000     $443,491     $2,376,509
Hotel contracts ..........      7 yrs.      422,500       49,884        372,616
URLs .....................     10 yrs.    1,011,000      108,369        902,631
Mailing list .............      3 yrs.      150,000       12,054        137,946
General service agreement     2.5 yrs.      348,413      201,265        147,148
                                          ---------     --------     ----------
                                         $4,751,913     $815,063     $3,936,850
                                         ==========     ========     ==========

         Amortization expense for the six months ended June 30, 2007 totaled $370,655. Amortization of intangible assets in future years is expected to be as follows:

         2007          $   746,496   (includes $370,655 recognized
                                     for six months ended 6/30/07)
         2008          $   607,132
         2009          $   607,132
         2010          $   607,132
         2011          $   607,132
         Thereafter    $ 1,132,481

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at June 30, 2007:

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Balance       Notes                   Balance     Conversion    Warrant                     As Of
  Rate     12/31/2006   Converted   Borrowings   6/30/2007     Feature     Liability      Total        6/30/2007
--------   ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $        -   $1,450,000   $1,208,332   $        -   $1,208,332   $  1,208,332
 9%  (S)      600,000    (600,000)           -            -      480,000            -      480,000        480,000
10%  (S)    2,250,000           -            -    2,250,000      206,618    3,296,324    3,502,942      2,658,860
 5%  (U)      155,158    (150,000)     268,134      273,292       77,372      232,944      310,316        310,316
10%  (U)       10,000           -            -       10,000            -            -            -              -
10%  (U)       75,000     (75,000)           -            -            -            -            -              -
10%  (U)       10,000           -            -       10,000       50,000            -       50,000         50,000
10%  (U)       12,500           -            -       12,500            -            -            -              -
 6%  (S)      600,000           -      400,000    1,000,000      400,000      600,000    1,000,000        292,742
 8%  (U)            -           -      150,000      150,000            -            -            -              -
10%  (U)            -           -       50,000       50,000       50,000            -       50,000          8,242
10%  (U)            -           -      150,000      150,000      150,000            -      150,000         24,725
           ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
           $5,162,658   $(825,000)  $1,018,134   $5,355,792   $2,622,322   $4,129,268   $6,751,590   $  5,033,217
           ==========   =========   ==========   ==========   ==========   ==========   ==========   ============

(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 4,355,792       $ 1,011,115       $ 3,344,677
Long-term portion ........         1,000,000           707,258           292,742
                                 -----------       -----------       -----------
Total ....................       $ 5,355,792       $ 1,718,373       $ 3,637,419
                                 ===========       ===========       ===========

         Terms and Original Debt Discount Assumptions:

                                                                                Original Warrant and Option Liability
                    Convertible Promissory Notes                                 Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   ---------------------------------------------------
Interest     Balance    Unamortized   Maturity              Conversion               Exercise   Expected   Vola-    Discount
  Rate      6/30/2007     Discount      Date     Payments      Price      Shares      Price     Life(Yr)   tility     Rate
--------   ----------   -----------   --------   --------   ----------   ---------   --------   --------   ------   --------
9%   (S)   $1,450,000   $         -     3/6/07      (A)        $1.50             -    $   -         -         -          -
10%  (S)    2,250,000       844,082     3/5/08      (C)         1.00     2,000,000     1.00       3.0       271%      5.07%
 -    -          -                -          -      (D)         1.00       250,000     1.00       2.25      142%      5.03%
 -    -          -                -          -      (E)         1.00     3,000,000     1.50       3.0       190%      4.60%
 5%  (U)      273,292             -    12/4/07      (F)         0.75       304,000     0.90       3.0       354%      3.96%
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       12,500             -    6/30/06      (G)         0.90             -        -         -         -          -
 6%  (S)    1,000,000       707,258   10/25/09      (H)          (H)     5,000,000    $1.50       3.0       154%      4.58%
 8%  (U)      150,000             -    8/13/07      (I)         1.00             -        -         -         -          -
10%  (U)       50,000        41,758   10/15/07      (J)          (J)       132,979    $0.376      0.3       218%      4.94%
10%  (U)      150,000       125,275   10/15/07      (J)          (J)       398,936    $0.376      0.3       218%      4.94%
           ----------   -----------
           $5,355,792   $ 1,718,373
           ==========   ===========

(A)   - This note went into default for nonpayment on its maturity date.

(B)   - Not used.

(C)   - Maturity date of note was extended on March 5, 2007 to March 5, 2008.

(D) - Relates to $250,000 additional borrowings from MMA on 9/20/2006 and part of the original $2,000,000 convertible note payable.

(E) - Relates to Note Modification Agreement for issuance of warrants to purchase 3,000,000 shares of the Company's common stock.

(F) - This note was modified on June 4, 2007, whereby the note's maturity date was extended to December 4, 2007, interest rate reduced to 5% per annum, all accrued interest was added to the principal balance and $150,000 of the note balance was converted into 200,000 shares of common stock.

(G) - Balance is past due and loan is in default. The Company is in negotiations to extend the maturity date or have the note converted.

(H) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $0.44 per share as of June 30, 2007.

(I) - Balance is past due as of August 13, 2007, and the loan is in default. The Company is in negotiations to extend the maturity date or have the note converted.

(J) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at the same rate or price established based upon the Company's next financing in excess of $1,000,000.

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $1,038,891 and $2,019,746 for the six months ended June 30, 2007 and 2006, respectively, and was included in interest expense in the accompanying consolidated financial statements.

         In total as of August 14, 2007, the Company was in default on third-party convertible promissory notes of $1,482,500.

         On April 16, 2007, the Company issued unsecured convertible promissory notes in the principal amount totaling $150,000 to Miller Investments, LLC. The notes bear interest at 8% per annum and mature August 13, 2007. At the option of the holder, the notes are convertible at any time into shares of the Company's common stock at the lesser of (i) $1.00 per share or (ii) the price per share paid by investors in the Company's next financing transaction. The Holder is entitled to piggyback registration rights, subject to certain limitations as described in the notes. In addition, the Company has granted the holder the right to purchase additional notes from the Company in the principal amount of $150,000 on the same terms and conditions within thirty (30) days after the date of the notes.

         On June 15, 2007, the Company issued unsecured convertible promissory notes in the principal amount totaling $50,000 and $150,000 to Michael Pisani and Seaside Capital II, LLC, respectively. The notes bear interest at 10% per annum and mature October 15, 2007. In the event the Company consummates prior to its maturity date, an equity or debt financing pursuant to which it sells shares of its common stock (or securities convertible into or exercisable for shares of its common stock) with a aggregate sales price of not less than $1,000,000, excluding these notes (a "Qualified Financing"), then the outstanding principal amount of and all accrued interest under these notes shall automatically convert into securities identical to and at the same price and on the same terms as the securities issued to in the Qualified Financing. If no Qualified Financing takes place prior to the maturity date, than all or a portion of the outstanding principal amount of and all accrued interest under these notes shall be converted at the option of the holders into that number of shares of the Company's common stock at a 50% discount to market, as defined.

MMA Capital, LLC Convertible Debt
---------------------------------

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

         On March 5, 2007, the Company entered into a Settlement Agreement with MMA pursuant to which in consideration for the Company's issuance to MMA of a warrant exercisable for 3,000,000 shares of the Company's Common Stock with an exercise price of $1.50 per share (the "MMA Warrant"), MMA agreed to (i) extend the maturity date of the Company's outstanding promissory note payable to MMA to March 5, 2008; and (ii) to dismiss its action against the Company filed on November 22, 2006 in the United States District Court for the Northern District of California entitled MMA Capital, LLC v. Dynamic Leisure Corporation, Case No. C 06 7263 CRB (the "Action") with prejudice and to fully and finally waive all contract breaches alleged in the Action. The fair value of the warrant to purchase 3,000,000 shares of the Company's common stock of $1,266,122 was recorded as debt discount and warrant liability on the Company's consolidated balance sheet and the debt discount is being amortized over the remaining term of the promissory note.

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

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at June 30, 2007; therefore, there was no effect of implementing this standard.

DynEco March 2, 2005 Convertible Notes and Modification and Waiver Agreements
-----------------------------------------------------------------------------

         On January 13, 2006, and June 4, 2007, the Company and Alpha Capital Aktiengesellschaft, JM Investors, LLC, Libra Finance, S.A. and RG Prager Corporation entered into Modification and Waiver Agreements pursuant to which Convertible Promissory Notes issued by the Company to these parties in the aggregate principal balance of $327,000 on March 2, 2005. Pursuant to the January 13, 2006 Modification and Waiver Agreement, interest on these Notes at the rate of 5% per annum was to be paid quarterly, commencing March 31, 2006, and monthly principal amortization payments of approximately $29,700 were to commence on June 1, 2006.

         The Company was in default of the terms of this Modification and Waiver Agreement for nonpayment of its quarterly interest payments. Accordingly, the Company began accruing default interest at the rate of 10% from the date of default of June 1, 2006.

         As consideration for the January 13, 2006, Modification and Waiver Agreement, the Company paid these noteholders a total of $232,210, consisting of $154,632 in principal payments and a premium in the amount of $77,578. The Company recorded the premium as additional expense in the fourth quarter of 2005. The notes are convertible at the conversion rate of $0.75 per share, subject to adjustments, including anti-dilution adjustments and an adjustment if the Company issues common stock or rights to purchase common stock at a price below $0.75 per share. As part of the terms of the Financing Transaction, the note holders released their security interest in the Company's assets.

         As additional consideration to induce the note holders to enter into the January 13, 2006, Modification and Waiver Agreement, the Company issued the investors an aggregate of 200,000 shares of its common stock. Pursuant to the terms of the Modification and Waiver Agreement (a) those provisions of the transaction documents dated March 2, 2005 providing exceptions to the adjustment provisions of the notes and warrants were eliminated, (b) the exercise price of the warrants to purchase up to 259,000 shares of the Company's common stock issued under the March 2, 2005 transaction documents was changed to $1.00 per share and the warrants are exercisable for three years from January 23, 2006 and
(c) the number of shares issuable upon exercise of these warrants cannot be reduced to less than 300,000 shares, resulting in an issuance of 45,000 additional warrants. Under the Modification and Waiver Agreement, under certain circumstances, the Company may require the investors to exercise the warrants in full. The Company may prepay the remaining principal balance of the notes at 150% of the principle, plus interests and other amounts due, through the redemption date but only if an effective registration statement exists.

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

         On January 13, 2006, the Company agreed to file an amendment to the existing registration statement covering the sale of the shares issuable upon conversion of these notes and exercise of the warrants. Such registration statement was required to be filed on or before April 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages to the note holders. The registration statement was filed on April 12, 2006 and was required to become effective by June 13, 2006. In addition, the Company agreed to file a new registration statement covering the sale of the shares issuable pursuant to the Modification and Waiver Agreement the sale of which was not covered by the existing registration statement. Such additional registration statement was required to be filed by May 13, 2006 and become effective not later than 60 days after the date of filing, or the Company would be subject to the payment of liquidated damages. The registration statement was filed on May 12, 2006 and was required to become effective by July 13, 2006. A Form 8-K/A, including the audited financial statements of the Company was filed on March 29, 2006, prior to April 5, 2006 as required. The post-effective amended registration statement and the additional registration statement did not become effective in the required 60 days due to comments received from the SEC with respect to the registration statement. The January 13, 2006, Modification and Waiver Agreement provides for liquidated damages payable to the note holders of an amount equal to two percent (2%) of the Purchase Price of the Notes remaining unconverted for each thirty (30) days or part thereof, that a registration statement is not effective. The Modification and Waiver Agreement required the Company pay the liquidated damages in cash. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which liquidated damages are payable.

         On June 4, 2007, the Company entered into a second Modification and Waiver Agreement with the note holders that combined all accrued interest and penalties on these notes as of June 4, 2007, aggregating $268,134 with the outstanding principal amount of the Notes of $155,158 and provided that interest would accrue on the new principal amount at the rate of 5% per annum beginning June 4, 2007. Penalties of $142,236 were recorded as interest expense on the settlement date. Interest is payable on any conversion date or on the maturity dates of the Notes, which have been extended to December 4, 2007. All principal and accrued interest is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.75, subject to adjustment. As long as the Notes are outstanding, if the Company issues any Common Stock, other than for certain enumerated exceptions as set forth in the Modification and Waiver Agreement, prior to the complete conversion of the Notes for a consideration less than $0.485 per share, the conversion price shall be reduced to such other lower issue price. In addition, the purchase price of the warrants is subject to adjustment if the Company issues any Common Stock other than for certain enumerated exceptions set forth in the Modification and Waiver Agreement, for a consideration less than $0.485 per share. In connection with the June 4, 2007 Modification and Waiver Agreement, the investors agreed to convert an aggregate of $150,000 due and payable under the Notes into 200,000 shares of the Company's common stock effective as of June 4, 2007.

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

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of June 30, 2007, the Note had an outstanding balance of $350,000.

Other Notes Payable
-------------------

         Notes payable consisted of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        2007          2006
                                                     ---------    ------------
         Notes Payable - Bearing interest at rates
          ranging from 5% to 15% unsecured and due
          at various dates through August 2007 ...   $ 156,434     $ 156,434

         Notes payable assumed from DynEco .......      20,154        20,154

         Line of credit - IRT/ITR ................     210,000       210,000
                                                     ---------     ---------
                                                     $ 386,588     $ 386,588
         Less current portion ....................    (386,245)     (386,245)
                                                     ---------     ---------
             Notes payable, net of current portion   $     343     $     343
                                                     =========     =========

         At June 30, 2007, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $35,000. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at June 30, 2007.

Capital Lease Obligation
------------------------

         The Company's capital leases consisted of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        2007          2006
                                                     ---------    ------------
         Total Capital Leases ....................   $  92,378     $ 107,600
         Less Current Capital Leases .............     (34,804)      (34,152)
                                                     ---------     ---------
            Long-term portion of Capital Leases ..   $  57,574     $  73,448
                                                     =========     =========

         Future maturities of capital lease obligations as of December 31, 2006, are as follows:

         2007         $34,619
         2008         $37,958
         2009         $20,998
         2010         $11,897
         2011         $ 2,128


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

         During the six months ended June 30, 2007, the warrant and option liability was increased for the fair value of options to purchase 50,000 and 50,000 shares of the common stock that vested on January 5, 2007, and April 5, 2007, respectively, and warrants to purchase 3,000,000 shares of common stock granted on March 5, 2007 pursuant to the MMA Capital, LLC note modification agreement. During the same period, the fair value of warrants exercised and options forfeited was reclassified to equity.

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

         The Company's warrant and option liability and related revaluation assumptions are as follows:

                                                      11/9/06                                      Warrant
                         3/2/05                      Variable       All Other        Total       and Option
                      Convertible                   Conversion      Warrants        Warrant       Valuation
                          Note           MMA           Price           and        and Option       (Income)
                        Holders        Capital         Notes         Options       Liability       Expense
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 12/31/2006    $   148,287    $ 1,046,770    $ 2,498,578    $ 1,726,094    $ 5,419,729    $         -

Value of options
  granted for
  compensation ....             -              -              -         24,116         24,116              -

Value of warrants
  granted in Note
  Modification
  Agreement .......             -      1,266,122              -              -      1,266,122              -

Reclassification
  to equity value
  of exercised
  warrants and
  forfeited options             -              -              -        (85,447)       (85,447)             -

Change in Value ...       (71,203)      (938,953)    (1,172,922)      (790,927)    (2,974,005)    (2,974,005)
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 3/31/2007     $    77,084    $ 1,373,939    $ 1,325,656    $   873,836    $ 3,650,515    $(2,974,005)

Value of options
  granted for
  compensation.....             -              -              -         24,116         24,116              -

Change in Value ...       114,922      2,012,665      1,945,304      1,163,229      5,236,120      5,236,120
                      -----------    -----------    -----------    -----------    -----------    -----------
Balance 6/30/2007     $   192,006    $ 3,386,604    $ 3,270,960    $ 2,061,181    $ 8,910,751    $ 2,262,115
                      ===========    ===========    ===========    ===========    ===========    ===========
December 31, 2006
-----------------
  Warrants/options ....    304,500         2,250,000    5,000,000           3,300,050
  Exercise price ......      $1.00             $1.00        $1.50    $0.675 to $11.25
  Market price ........      $0.65             $0.65        $0.65               $0.65
  Expected life (years)       2.25               2.0          2.8           .5 to 4.9
  Volatility ..........       166%              166%         166%                166%
  Discount rate .......      4.78%             4.78%        4.78%               4.66%

March 5, 2007 - Note Modification Agreement
-------------------------------------------
  Warrants/options ....                    3,000,000
  Exercise price ......                        $1.50
  Market price ........                        $0.50
  Expected life (years)                          3.0
  Volatility ..........                         190%
  Discount rate .......                        4.60%

March 31, 2007
--------------
  Warrants/options ....    304,500         5,250,000    5,000,000           3,166,717
  Exercise price ......      $1.00    $1.00 to $1.50        $1.50    $0.485 to $11.25
  Market price ........      $0.65             $0.65        $0.65               $0.65
  Expected life (years)       2.25        1.7 to 2.9          2.5           .2 to 4.3
  Volatility ..........       190%              190%         190%                190%
  Discount rate .......      4.65%             4.67%        4.60%               4.90%

June 30, 2007
-------------
  Warrants/options ....    304,500         5,250,000    5,000,000           1,862,213
  Exercise price ......      $1.00    $1.00 to $1.50        $1.50    $0.485 to $11.25
  Market price ........      $0.76             $0.76        $0.76               $0.76
  Expected life (years)        2.0        1.4 to 2.6          2.2          1.2 to 4.0
  Volatility ..........     218.2%            218.2%       218.2%              218.2%
  Discount rate .......      4.65%             4.87%        4.89%               4.89%

NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006, and June 15, 2007. Such variable conversion prices require liability treatment for embedded conversion option consisting of conversion prices equal to a 45% to 50% discount to the market price of the Company's common stock as of the end of each accounting period. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                              11/9/06       1/5/07        6/15/07       Total
                             Variable      Variable      Variable      Embedded     Conversion
                            Conversion    Conversion    Conversion    Conversion      Option
                              Price         Price         Option        Option       (Income)
                               Note          Note          Note        Liability      Expense
                            ----------    ----------    ----------    ----------    ----------
Balance at 1/1/2007 ....    $ 667,076     $       -     $       -     $  667,076    $       -

Debt issued 1/5/2007 ...            -       440,293             -        440,293       40,293

Change in Value ........      (13,926)      (11,088)            -        (25,014)     (25,014)
                            ---------     ---------     ---------     ----------    ---------
Balance at 3/31/2007 ...    $ 653,150     $ 429,205     $       -     $1,082,355    $  15,279

Debt issued 6/15/07 ....            -             -       349,792        349,792      149,792

Change in Value ........      305,316       220,413      (107,617)       418,112      418,112
                            ---------     ---------     ---------     ----------    ---------
Balance at 6/30/2007 ...    $ 958,466     $ 649,618     $ 242,175     $1,850,259    $ 583,183
                            =========     =========     =========     ==========    =========

December 31, 2006
-----------------
  Principal ............     $600,000
  Shares upon conversion    1,026,271
  Exercise price .......      $0.2925
  Market price .........        $0.65
  Expected life (years)           2.8
  Volatility ...........         166%
  Discount rate ........        4.79%

January 5, 2007 - Debt Issued
-----------------------------
  Principal ............                $400,000
  Shares upon conversion                 863,320
  Exercise price .......                 $0.2295
  Market price .........                   $0.51
  Expected life (years)                      3.0
  Volatility ...........                    166%
  Discount rate ........                   4.79%

March 31, 2007
--------------
  Principal ............     $600,000   $400,000
  Shares upon conversion    1,484,432    975,465
  Exercise price .......       $0.242     $0.242
  Market price .........        $0.44      $0.44
  Expected life (years)           2.5        2.8
  Volatility ...........         190%       190%
  Discount rate ........        4.60%      4.60%

June 15, 2007
-------------
  Principal ............                             $200,000
  Shares upon conversion                              531,915
  Exercise price .......                               $0.376
  Market price .........                                $0.94
  Expected life (years)                                   0.3
  Volatility ...........                               218.2%
  Discount rate ........                                4.94%

June 30, 2007
-------------
  Principal ............     $600,000   $400,000     $200,000
  Shares upon conversion      802,506    527,467      500,000
  Exercise price .......        $0.44      $0.44        $0.40
  Market price .........        $0.76      $0.76        $0.76
  Expected life (years)           2.2        2.5          0.3
  Volatility ...........       218.2%     218.2%       218.2%
  Discount rate ........        4.89%      4.89%        4.94%


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

Common Stock Issued For Services
--------------------------------

         During 2006, the Company granted common stock to certain directors that vest at a rate of 25% every three months. During the six months ended June 30, 2007, a total of 200,000 shares of common stock vested and were recorded as issued and outstanding. The fair value of the shares of common stock on the grant dates are being recognized over the vesting period. During the six months ended June 30, 2007, a total of $125,000 was recorded as equity and charged to operations as an expense.

         During 2006, the Company has entered into agreements with third parties to provide various services including investor relation services, equity research about the Company and financial consulting services. Pursuant to these agreements, the Company issued vested shares of common stock. The fair value of the shares of common stock on the grant dates are being recognized over the terms to the agreements. During the six months ended June 30, 2007, a total of $376,200 was recorded as equity and charged to operations as an expense for shares issued in 2006. The remaining unamortized balance of $106,000 as of June 30, 2007, has been recorded as deferred consulting fees treated as a reduction in additional paid-in capital and will be expensed in future periods.

         On March 15, 2007, the Company entered into an agreement with Uptick Capital, LLC to provide financial consulting services pursuant to a consulting agreement with a 14-day advance notice termination provision. Shares to be granted under this agreement vested at the end of each 30-day period. On May 18, 2007, the Company gave written notice of its termination of the consulting agreement and the agreement terminated June 1, 2007. Pursuant to the terms of this agreement, the Company issued Uptick Capital 20,000 shares of vested common stock valued at $7,000 or $0.35 per share determined using the market stock price as of the date the shares became vested under this agreement. The fair value of these shares was charged to operations.

         On April 1, 2007, the Company entered into an agreement with Peter H. Clark to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Peter H. Clark 300,000 vested shares of the Company's common stock valued at $135,000 or $0.45 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of three months and is renewable at the option of the Company. The fair value of $135,000 was amortized to operating expenses over the three-month term of the agreement.

         On April 1, 2007, the Company entered into an agreement with Brett Gold to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Brett Gold 100,000 vested shares of the Company's common stock valued at $45,000 or $0.45 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of three months and is renewable at the option of the Company. The fair value of $45,000 was amortized to operating expenses over the three-month term of the agreement.

         On May 1, 2007, the Company entered into an agreement with Pro345, LLC to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Pro345, LLC 150,000 vested shares of the Company's common stock valued at $127,500 or $0.85 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of either party. The fair value of $42,500 will be amortized to operating expenses during the six months ended June 30, 2007.

         On June 6, 2007, the Company transferred 200,000 shares of the Company's common stock to an escrow account of Crone Rozynko, LLP. Pursuant to an Escrow Agreement, the shares are to remain in the escrow account until granted by the Company's Board of Directors to Crone Rozynko for payment of legal fees, and any unissued shares remaining in the escrow account on June 15, 2009, are to be returned to the Company. These shares are not considered issued and outstanding in the accompanying consolidated financial statements.

         On June 30, 2007, the Company issued 50,000 shares of its common stock from its 2007 Stock Option/Stock Issuance Plan with a fair value on the date of grant of $38,000 or $0.76 per share in settlement of a legal dispute with MBN Consulting, LLC. The Company has previously accrued $29,333 related to this matter and charged an additional $8,667 to operations on June 30, 2007.

Common Stock Issued Upon Conversion of Debt
-------------------------------------------

         On April 12, 2007, the Company issued a total of 120,000 shares of its common stock on conversion of a convertible promissory note aggregating $75,000, accrued interest of $10,870 and damages totaling $34,130, based on a conversion rate of $1.00 per share or total consideration of $120,000.

         On April 13, 2007, the Company settled a dispute with Raymond Valdes and issued a total of 770,000 shares of common stock on conversion of a convertible note aggregating $600,000, and accrued interest of $61,730. The additional stock consideration of 328,847 shares, after considering the original note conversion terms of $1.50 per share, was valued at $245,235 based on the $0.75 quoted trading price on the settlement date and resulted in a loss on settlement of $76,635. The aggregate value of this settlement was $908,365.

         On June 4, 2007, holders of 5% convertible promissory notes converted $150,000 of these notes into 200,000 shares the Company's common stock at a conversion rate of $0.75 per share.

Common Stock Warrants, Options and Valuation
--------------------------------------------

         The Company had outstanding warrants and options as follows:

                                          JUNE 30,
         Exercisable Securities             2007
         ----------------------         -----------
         Warrants .............         $12,416,713
         Options ..............           1,049,762

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

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                           Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Non-Employee Warrants              Shares       Price       Term         Value
---------------------            ----------   --------   -----------   ---------

Outstanding at January 1, 2007      200,000    $ 1.25       5.00            -
Granted ......................            -    $    -          -            -
Exercised ....................            -    $    -          -            -
Forfeited or expired .........            -    $    -          -            -
                                 ----------    ------       ----         ----

Outstanding at June 30, 2007 .      200,000    $ 1.25       5.00            -
                                 ==========    ======       ====         ====
Exercisable at June 30, 2007 .      200,000    $ 1.25       5.00            -
                                 ==========    ======       ====         ====

Warrants Issued for Cash or Related to Debt
-------------------------------------------

         The following is a summary of warrant activity for warrants sold for cash or related to debt:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Warrants Issued for Cash           Shares      Price        Term         Value
------------------------         ----------   --------   -----------   ---------
Outstanding at January 1, 2007    9,654,550    $ 1.00       3.22            -
Granted ......................    3,000,000    $ 1.50       3.00            -
Exercised ....................      (33,300)   $ 0.68          -            -
Forfeited or expired .........     (404,537)   $ 0.68          -            -
                                 ----------    ------       ----         ----

Outstanding at June 30, 2007 .   12,216,713    $ 1.38       3.05            -
                                 ==========    ======       ====         ====
Exercisable at June 30, 2007 .   12,216,713    $ 1.38       3.05            -
                                 ==========    ======       ====         ====

         The weighted average valuation assumptions for grants other than with the sale of common stock for cash during 2006 are as follows:

Expected volatility ..........    190%
Weighted average volatility ..    190%
Expected dividends ...........       0
Expected term (in years) .....       3
Risk-free rate ...............   4.60%

         On March 5, 2007, pursuant to the modification of the MMA Capital, LLC convertible promissory note, the Company issued warrants exercisable for 3,000,000 shares of its common stock at an exercise price of $1.50 per share. The warrant has an expiration date of March 5, 2010.

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At June 30, 2007, the Company had the following non-plan options outstanding and exercisable:

                          Outstanding Options              Exercisable Options
                   ----------------------------------    ----------------------
                                 Weighted    Weighted                  Weighted
   Range of                       Average     Average                   Average
   Exercise           Number     Remaining   Exercise       Number     Exercise
    Price          Outstanding     Life        Price     Exercisable    Price
---------------    -----------   ---------   --------    -----------   --------
$0.485 to $0.70     1,050,000    5.5 Years   $   0.66      950,000     $   0.66
                   ===========                           ===========

         A summary of the changes in non-plan stock options outstanding is presented below:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding as of January 1, 2007 .........   1,000,000      $   0.70
Options granted ...................................     200,000      $   0.48
Options exercised .................................           -      $      -
Options forfeited .................................    (150,000)     $   0.70
                                                      ---------      --------
Non-plan options outstanding at June 30, 2007 .....   1,050,000      $   0.66
                                                      =========      ========
Weighted average fair value of options granted
  during the six months ended June 30, 2007 .......                  $   0.48
                                                                     ========

         The weighted average valuation assumptions for grants during 2007 are as follows:

Expected volatility ..........    166%
Weighted average volatility ..    166%
Expected dividends ...........       0
Expected term (in years) .....       5
Risk-free rate ...............   4.75%

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

         On January 8, 2007, the Company's Board of Directors appointed David Shapiro as a Board member. The Company granted David Shapiro an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. 50,000 shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. The stock options have an expiration date of January 8, 2012. An expense for director fees of $96,464 was recognized 25% on January 8, 2007 with the balance recognized over the remaining vesting period based in a Black-Scholes option pricing model using the following assumptions: stock price $0.485, expected term five (5) years, volatility 166%, zero expected dividends and a 4.75% discount rate. Options to purchase a total of 100,000 shares were vested as of June 30, 2007.

Stock-Based Compensation Plans
------------------------------

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under DynEco's outstanding non-qualified option plans consisting of the 2001 Equity Incentive Plan and two expired plans, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan. There were no grants under these plans during 2006 or year-to-date 2007. The Company does not anticipate issuing any options under the former DynEco non-qualified option plans.

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan. No grants of options have been made from this plan as of June 30, 2007.

         At June 30, 2007, the Company had the following plan options outstanding and exercisable:

                      Outstanding Options                 Exercisable Options
              ------------------------------------      -----------------------
                             Weighted     Weighted                     Weighted
Range of                     Average      Average                      Average
Exercise        Number       Remaining    Exercise         Number      Exercise
 Price        Outstanding      Life        Price        Exercisable     Price
--------      -----------    ---------    --------      -----------    --------
$   3.00         42,500      1.3 Years    $   3.00         42,500      $   3.00
$  11.40         50,595      1.9 Years    $  11.40         50,595      $  11.40
$   3.60          6,667      2.0 Years    $   3.60          6,667      $   3.60
                -------                                   -------
                 99,762                                    99,762
                =======                                   =======

         The following is a summary of the changes in plan options outstanding:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at January 1, 2006 ............     101,206      $   7.25
Options exchanged in recapitalization .............           -      $      -
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................      (1,444)     $   2.63
                                                      ---------      --------
Plan options outstanding at June 30, 2007 .........      99,762      $   7.30
                                                      =========      ========

Plan options exercisable at June 30, 2007 .........      99,762
                                                      =========

Weighted average fair value of options granted
  during the period ...............................                  $      -
                                                                     ========

Former DynEco 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, DynEco reserved a total of 33,333 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of June 30, 2007, options to purchase 22,278 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, DynEco reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired. As of June 30, 2007, options to purchase 70,817 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Advisors Stock Option Plan

         Under the 1993 Advisors Stock Option Plan, DynEco reserved a total of 6,667 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

         Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued under the above plans upon the exercise of options are subject to restrictions on sale or transfer. As of the date of this report, options to purchase 6,667 shares had been granted and are outstanding under the 1993 Advisors Stock Option Plan. The 1993 Advisors Stock Option Plan has terminated, and no further awards may be made thereunder; however, outstanding awards of 6,667 shares are outstanding under this plan until their termination date on December 31, 2008.

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Form S8 registering the shares issuable under this plan with the Securities and Exchange Commission. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of June 30, 2007, a total of 600,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 above. No grants of options have been made from the Plan as of June 30, 2007.

Share-Based Compensation
------------------------

         For the six months ended June 30, 2007 and 2006, the Company recognized compensation costs for employees, directors, consultants and others totaling $790,298 and $42,036, respectively. These amounts increased the Company's operating expenses and equity during these periods.

         As of June 30, 2007, the Company has $106,000 in compensation costs related to nonvested share-based awards not yet recognized as expense, and the weighted average period the Company expects to recognize these costs is five (5) months. These costs included $54,116 related to director fees, and $106,000 related to consulting agreements. This additional compensation cost will increase the Company's operating expenses in future periods.


NOTE 10  INCOME TAXES

         For financial statement purposes, no tax expense or benefit has been reported as the Company has had cumulative net operating losses since inception, and realization of tax benefits on accumulated net operating losses is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

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

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Consulting Contracts with Directors
-----------------------------------

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company has recognized consulting fee expense of $5,000 for the six months ended June 30, 2007. Mr. Dyer, a member of the Company's Board of Directors, owns 75% of Innovations Publishing.

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

         The Company has recognized $60,000 in consulting fee expense under these two contracts with E.H. Winston & Associates for the six months ended June 30, 2007.

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of June 30, 2007, Street Venture Partners LLC owned 1,066,666 shares or approximately 7.5% of the Company's issued and outstanding common stock.

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

         At June 30, 2007, Claudale Ltd. owned 693,333 shares or approximately 4.9% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         At June 30, 2007, Brian J. Brandano owned 333,333 shares or approximately 2.3% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman and was employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At June 30, 2007, the Company owed $110,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.


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


NOTE 13  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at June 30, 2007.

Operating Leases
---------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008. Rent expense for the six months ending June 30, 2007 and 2006 was $159,585 and $101,833, respectively.

         Future lease obligations are as follows as of December 31, 2006:

         2007 .....   $302,304
         2008 .....   $210,270
         2009 .....   $163,798
         2010 .....   $163,798
         2011 .....   $ 95,549

Legal Proceedings
-----------------

         The Company was named as a principal party to proceedings brought by Raymon Valdes and Changes in L'Attitudes, Inc. in Hillsborough County, Florida, Circuit Court. The proceedings began on November 13, 2006. This matter was resolved on April 13, 2007 when the parties entered into a Settlement Agreement pursuant to which (i) Mr. Valdes agreed to convert the outstanding $600,000 convertible promissory note issued by the Company pursuant to the acquisition by the Company of Changes in L'Attitudes, Inc. into 600,000 shares of the Company's common stock; (ii) the Company agreed to pay the remaining approximately $411,000 owed to Mr. Valdes in 52 weekly installments commencing on the earlier to occur of 75 days from the settlement date or the receipt by the Company of outside financing in a minimum amount of $750,000; and (iii) the Company agreed to issue to Mr. Valdes an additional 170,000 shares of its common stock. On April 13, 2007, the Company issued 770,000 shares of common stock for the conversion of the $600,000 promissory note and settlement of all accrued interest.

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

         The Company was named as a principal party to proceedings brought by MBN Consulting, LLC in Hillsborough County, Florida, Circuit Court. The proceedings began on November 22, 2006. On June 30, 2007, this matter was resolved and the Company issued 50,000 shares of its common stock with a fair value on the date of grant of $38,000 or $0.76 per share in settlement of this dispute. The Company has previously accrued $29,333 related to this matter and charged an additional $8,667 to operations on June 30, 2007.

         The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007 against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $171,795 related to this obligation on its consolidated balance sheet as of June 30, 2007.

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

NOTE 14  SUBSEQUENT EVENTS AND CONTINGENCIES

         The Company entered into a Securities Purchase Agreement (the "agreement")with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of up to $2,400,000 of secured convertible debentures to be funded in three tranches. On July 11, 2007, the Company closed on the first portion of the funding and issued a two-year $700,000 convertible debenture to Trafalgar. The debenture bears interest at 12% per annum, compounded monthly (9.5% after effectiveness of a Registration Statement required under the agreement-see below), and is convertible into common stock at the lesser of (a) an amount equal to 100% of the Volume Weighted Average Price ("VWAP") as quoted by Bloomberg L.P. as of June 29, 2007 (the "Fixed Conversion Price"), or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Company has the right to redeem the debenture at 120% of principal and accrued and unpaid interest. The funding is subject to customary commitment and other fees approximating an aggregate 10% of the funded amount, as defined in the agreement. In addition, the second and third tranches are contingent upon the Company obtaining additional investments of $600,000 and transfer of a senior lien to Tragalger on substantially all assets of the Company, pursuant to a Security Agreement. In connection with the offering, the Company issued an aggregate of 3,000,000 warrants to purchase common stock at a price of 85% of the Fixed Conversion Price component of the convertible debentures, per share. The warrants are exercisable for a period of five years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In connection with the agreement, the Company entered into a registration rights agreement requiring the Company to register the securities underlying the convertible debentures and warrants. The Company must file within 55 days of June 29, 2007 and the registration statement must be effective within 90 days of June 29, 2007. If the filing or effectiveness dates are not complied with, or maintenance of effectiveness or other defaults occur, as defined in the Registration Rights Agreement, the Company will incur liquidated damages of 2% of the outstanding debenture value for each 30 days the default remains uncured.

         On August 1, 2007, the Company entered into an Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") under which (i) the exercise price of the Warrants issued to Trafalgar pursuant to the convertible debt financing which closed on July 11, 2007 (the "Financing") was reduced to $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of the Warrants will be increased to $0.50 per share; (ii) the Company agreed to issue to Trafalgar a warrant exercisable for an additional 5 million shares at $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trades above $0.75 per share for 30 consecutive trading days, the exercise price of this Warrant will be increased to $0.646 per share and the number of shares exercisable pursuant to the Warrant will be reduced to 2 million; and
(iii) the Fixed Price component of the variable conversion price discussed above of the Convertible Debenture was reduced to $0.23, provided, however, that if after registration of the shares issuable upon conversion of the debentures, shares of the Company's common stock trades above $0.75 per share for 30 consecutive trading days, the fixed conversion price component of the variable conversion price of this Warrant will be increased to $0.646 per share

         Due to the variable conversion price, the secured convertible term note will be bifurcated and recorded as two liability instruments, a debt instrument and an embedded conversion option liability at fair value.

         On July 1, 2007, the Company entered into an agreement with Brett Gold to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Brett Gold 100,000 vested shares of the Company's common stock valued at $80,000 or $0.80 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of the Company. The fair value of $80,000 will be amortized to operating expenses over the six-month term of the agreement.

         On July 1, 2007, the Company entered into an agreement with Dana Salvo to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Dana Salvo 100,000 vested shares of the Company's common stock valued at $80,000 or $0.80 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of the Company. The fair value of $80,000 will be amortized to operating expenses over the six-month term of the agreement.

         On July 31, 2007, the Company entered into a settlement agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC, (collectively, the "Subscribers"). Pursuant to the settlement agreement, the Company agreed to pay $1,200,000 and to issue an aggregate of 500,000 shares of the Company's common stock to the Subscribers, in full satisfaction of all of the Company's obligations under the Securities Purchase Agreement, Security Agreement, Intellectual Property Security Agreement and Registration Rights Agreement dated November 9, 2006, by and between the Company and the Subscribers and secured convertible term notes in the aggregate principal amount of $1,000,000 issued by the Company in favor of the Subscribers. In addition, pursuant to the settlement agreement, the Company amended and restated the stock purchase warrants issued to the Subscribers pursuant to the warrant purchase agreement as follows: a) to remove the Company's obligation to secure the listing of the shares of common stock issuable upon the exercise of up to 5,000,000 warrants with a national securities exchange or automated quotation system upon which the Company common stock is then listed, b) to remove the antidilution provision c) to provide the holders of the warrants the right to receive securities or assets which may be issued or payable up a consolidation, merger or sale of the Company, d) to provide the holders of the warrants the right to receive distribution of assets of the Company, including cash and e) to remove the cashless exercise option. Closing on this transaction had not occurred as of August 14, 2007.

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

         The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report.

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


CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation Plans

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under one active and two expired stock-based non-qualified compensation plans. The Board of Directors administers these plans. There were no grants under these plans during 2007. Terms and prices are determined by the compensation committee or the board. At June 30, 2007, options exercisable for 99,762 shares of common stock were outstanding pursuant to these plans.

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the shares issuable under this plan. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of June 30, 2007, a total of 600,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 to the consolidated financial statements.

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

         Beginning January 1, 2006 all employee stock compensation is recorded at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock compensation granted to employees at its fair value. For any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company shall recognize the compensation cost for that portion of the award for which the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant date. As of the date of the recapitalization, there was no further service obligations related to outstanding options. There was no cumulative effect of applying SFAS 123(R) at January 1, 2006.

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


RESULTS OF OPERATIONS

Overview

         From January 1, 2006 to the acquisition of CIL on February 8, 2006 the Company had limited operations and no revenues. Revenues for the three months ended March 31, 2006 were derived from DLG, CIL and IRT/ITR as we began to expand in the leisure travel market through acquisitions. Operating expenses for the three and six months ended June 30, 2007, are a combination of the operating expenses of DLG, CIL and IRT/ITR and expenses incurred to establish the corporate infrastructure, technology, and operational functions of the Company as a whole to support the planned growth of the business.

Three-Month Periods Ended June 30, 2007 and 2006 (second quarter)
-----------------------------------------------------------------

REVENUE

         Revenues increased for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $1,797,653      88%    $1,533,740      80%      17%
Airline tickets and related fees      246,149      12%       352,827      19%     (30%)
General service agreement fees .            -       -%        17,980       1%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $2,043,802     100%    $1,904,547     100%       7%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis.


COST OF REVENUE

         Cost of revenues increased for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:


                                                Percent                 Percent
                                                  of                      of
                                                Related                 Related
                                      2007      Revenue       2006      Revenue
                                   ----------   -------    ----------   -------

Vacation packages ..............   $1,794,967     100%     $1,236,073     81%
Airline tickets and related fees      (28,528)   (12)%        104,175     29%
                                   ----------   -------    ----------   -------
Total ..........................   $1,766,439      86%     $1,340,248     70%
                                   ==========   =======    ==========   =======


         Cost of revenues related to the sale of vacation packages includes the cost of hotel room, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees. The cost of revenues increased for the three months ended June 30, 2007 as compared to the corresponding period of 2006, and the percentage of cost of revenues to revenues increased 16% between periods. The increase in the percentage of cost of revenue to revenue is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects cost of revenues as a percentage of revenues to return to its historical percentages.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full utilization of its TourScape software system.


GROSS PROFIT

         Gross profit decreased for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   -------
Vacation packages ..............   $    2,686       -%    $  297,667      19%      (99%)
Airline tickets and related fees      274,677     112%       248,652      70%       10%
General service agreement fees .            -       -%        17,980     100%        -%
                                   ----------   -------   ----------   -------   -------
Total ..........................   $  277,363      14%    $  564,299      30%      (51%)
                                   ==========   =======   ==========   =======   =======

         Our gross profit decreased for the three months ended June 30, 2007 as compared to the corresponding period of 2006 and the percentage of gross profit to revenues decreased. The decrease in gross profit is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects the gross profit percentage to return to its historical percentages

OPERATING EXPENSES

         Our operating expenses increased throughout the Company for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:

                                                2007                              2006
                                   -------------------------------  ----------------------------
                                                           Stock-                         Stock-
                                                Percent    Based                Percent    Based
                                                  of      Compen-                  of     Compen-
                                      Total     Revenue    sation      Total    Revenue   sation
                                   ----------   -------   --------  ----------  -------   -------
Employee compensation ..........   $  518,965     25%     $      -  $  625,778    33%     $     -
Financial consulting ...........      280,237     13%      270,316      57,036     3%      26,538
Legal expense ..................       64,375      3%            -      10,513     1%           -
Depreciation & amortization ....      255,716     12%            -      80,048     4%           -
Internal accounting and external
 auditing expense ..............       95,500      5%            -     215,492    11%           -
Director fees ..................       62,500      3%       62,500           -     -            -
Investor relations .............      182,338      9%      156,700       4,000     -            -
Other G&A expenses .............      434,665     21%            -     542,006    29%           -
                                   ----------   -------   --------  ----------  -------   -------
Total ..........................   $1,894,296     93%     $489,516  $1,534,873    81%     $26,538
                                   ==========   =======   ========  ==========  =======   =======

         Operating expenses for the quarter ended June 30, 2007 were $1,894,296 compared to $1,534,873 for the corresponding period for 2006. As a result, our total operating expenses as a percentage of revenues was 93% for the three months ended June 30, 2007 as compared to 81% for the corresponding period of 2006. Financial consulting expense increased as result of amortization of consulting agreements entered into in the current and prior quarters. Internal accounting and external auditing expense decreased as the 2006 auditing expense included additional accounting and auditing services related to the CIL and IRT/ITR acquisitions. Director fees increased as a result of the vesting of securities granted to directors during the period. Investor relations expense increased as a result of the amortization of service agreements entered into in 2006 and cash-based expense incurred in 2007. Other general and administrative expenses decreased as a result of a cost reduction effort by management. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the second quarter of 2007 included $489,516 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties as compared to $26,538 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.


OTHER INCOME / EXPENSE

         Our interest expense decreased for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $  317,305   $   59,473
Amortization of debt discount on convertible debt ....      474,498      942,976
                                                         ----------   ----------
Total ................................................   $  791,803   $1,002,449
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of the second quarter of 2007. The increase in accrued interest on outstanding debt obligations is a result of greater borrowing levels during the quarter ended June 30, 2007 as compared to the corresponding period of the prior year.

         The Company recorded a non-cash loss on extinguishment of debt of $76,635 during the first six months of 2007. The 2007 loss of $76,635 represented the value of shares of common stock issued to a convertible note pursuant to an April 13, 2007 settlement.

         The fair value adjustment for outstanding warrants and options as of June 30, 2007 resulted in the recognition of non-cash expense of $5,236,120 for the three months ended June 30, 2007 as compared to a non-cash income for the corresponding period of the prior year of $1,441,491. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At June 30, 2007 and June 30, 2006, the Company had 12,416,713 and 2,304,500 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.76 and $1.25 per share and the volatility factor was 218% and 271%, respectively.

         The embedded conversion option valuation for the quarter ended June 30, 2007 resulted in expense of $567,904. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $1,200,000 with a conversion price at a 45% to 50% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.


NET INCOME (LOSS)

         The Company had a net loss during the quarter ended June 30, 2007 of $8,288,612 as compared to a net loss of $532,995 in the corresponding period in 2006. The net loss for the quarter ended June 30, 2007 includes non-cash expense from warrant and option liability revaluation of $5,236,120, non-cash general and administrative expenses of $489,516 from stock-based compensation, depreciation and amortization expense of $225,716, non-cash loss on extinguishment of debt of $76,635 and non-cash interest expense of $474,498 attributed to the issuance of securities and related amortization of the resulting debt discount.

         The net loss for the quarter ended June 30, 2006, of $532,995 includes non-cash general and administrative expenses of $26,538 from stock-based compensation, depreciation and amortization expense of $80,048, and non-cash interest expense of $942,976 attributed to the issuance of securities and related amortization of the resulting debt discount.

Six-Month Periods Ended June 30, 2007 and 2006 (six months)
-----------------------------------------------------------

REVENUE

         Revenues increased for the six months ended June 30, 2007, compared to the corresponding period ended June 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $3,553,208      88%    $2,503,146      84%      42%
Airline tickets and related fees      461,987      12%       457,919      15%       1%
General service agreement fees .            -       -%        35,980       1%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $4,015,195     100%    $2,997,045     100%      34%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis. Our increase in revenues is the result of our having a full six months of operation in 2007 as compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions of CIL and IRT/ITR, respectively.


COST OF REVENUE

         Cost of revenues increased for the six months ended June 30, 2007, compared to the corresponding period ended June 30, 2006 as follows:


                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue
                                   ----------   -------   ----------   -------

Vacation packages ..............   $3,219,218     91%     $2,023,336     81%
Airline tickets and related fees       22,655      5%        134,236     29%
                                   ----------   -------   ----------   -------
Total ..........................   $3,241,873     81%     $2,157,572     72%
                                   ==========   =======   ==========   =======


         Cost of revenues related to the sale of vacation packages include the cost of hotel room, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees. The cost of revenues increased for the six months ended June 30, 2007 as compared to the corresponding period of 2006 and the percentage of cost of revenues to revenues increased. The increase in cost of revenues is the result of our having a full six months of operations in 2007 as compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions CIL and IRT/ITR, respectively. The increase in the percentage of cost of revenue to revenue is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects cost of revenues as a percentage of revenues to return to its historical percentages.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full deployment of its TourScape software system.


GROSS PROFIT

         Gross profit decreased for the six months ended June 30, 2007, compared to the corresponding period ended June 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $  333,990       9%    $  479,810      19%     (30%)
Airline tickets and related fees      439,332      95%       323,683      71%      36%
General service agreement fees .            -       -%        35,980     100%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $  773,322      19%    $  839,473      28%      (8%)
                                   ==========   =======   ==========   =======   ======

         Our gross profit decreased for the six months ended June 30, 2007 as compared to the corresponding period of 2006 and the percentage of gross profit to revenues decreased. The decrease in gross profit between periods is the result certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects the gross profit percentage to return to its historical


OPERATING EXPENSES

         Our operating expenses increased throughout the Company for the six months ended June 30, 2007, compared to the corresponding period ended June 30, 2006 as follows:

                                                2007                             2006
                                   -------------------------------   ----------------------------
                                                           Stock-                         Stock-
                                                Percent    Based                Percent    Based
                                                  of      Compen-                  of     Compen-
                                      Total     Revenue    sation     Total     Revenue   sation
                                   ----------   -------   --------  ----------  -------   -------
Employee compensation ..........   $1,079,194     27%     $      -  $1,023,078    34%     $     -
Financial consulting ...........      471,164     12%      303,266     102,505     3%      42,036
Legal expense ..................      104,459      3%            -      25,911     1%           -
Depreciation & amortization ....      467,948     12%            -      84,561     3%           -
Internal accounting and external
 auditing expense ..............      207,850      5%            -     346,787    12%           -
Director fees ..................      197,348      5%      173,232           -     -            -
Investor relations .............      385,892      9%      313,800      26,000     1%           -
Other G&A expenses .............      867,746     21%            -     757,059    25%           -
                                   ----------   -------   --------  ----------  -------   -------
Total ..........................   $3,781,601     94%     $790,298  $2,365,901    79%     $42,036
                                   ==========   =======   ========  ==========  =======   =======

         Operating expenses for the six months ended June 30, 2007 were $3,781,601 compared to $2,365,901 for the corresponding period for 2006. This increase is the result of having a full six months of operation in 2007 as compared to revenues subsequent to our acquisitions in 2006 of CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively, and the addition of corporate expenses to execute our business plan. As a result, our total operating expenses as a percentage of revenues was 94% for the six months ended June 30, 2007 as compared to 79% for the corresponding period of 2006. This increase is the result of increased employee head count in the areas of marketing/product development, supplier contract administration and executive management. Legal expense increased as result of the Company's Securities and Exchange Commission filing requirements and the handling of various legal matters. Internal accounting and external auditing expense decreased as the 2006 auditing expense included additional accounting and auditing services related to the CIL and IRT/ITR acquisitions. Director fees increased as a result of the vesting of securities granted to directors during the period. Investor relations expense increased as a result of the amortization of service agreements entered into in 2006 and cash-based expense incurred in 2007. Other general and administrative expenses increased as a result of having a full six months of operations with all the acquired companies. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the six months ended June 30, 2007 included $790,298 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties as compared to $42,036 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

OTHER INCOME / EXPENSE

         Our interest expense decreased for the six months ended June 30, 2007, compared to the quarter ended June 30, 2006 as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $  516,794   $  165,149
Amortization of debt discount on convertible debt ....    1,038,891    2,019,746
                                                         ----------   ----------
Total ................................................   $1,555,685   $2,184,895
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of the first six months of 2007. The increase in accrued interest on outstanding debt obligations is a result of greater borrowing levels during the six months ended June 30, 2007 as compared to the corresponding period of the prior year.

         The Company recorded a non-cash loss on extinguishment of debt of $76,635 during the first six months of 2007. The 2007 loss of $76,635 represented the value of shares of common stock issued to a convertible note holder pursuant to an April 13, 2007 settlement. The 2006 loss included $180,000 representing the value of 200,000 shares of common stock issued to convertible note holders pursuant to the January 13, 2006 Modification and Waiver Agreement and $28,442 representing the value of additional warrants issued to the convertible note holders and the write off of certain deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants valued at $233,227 on the modification date.

         The fair value adjustment for outstanding warrants and options as of June 30, 2007 resulted in the recognition of non-cash expense of $2,262,115 for the six months ended June 30, 2007 as compared to a non-cash expense for the corresponding period of the prior year of $778,551. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At June 30, 2007 and June 30, 2006, the Company had 12,416,713 and 2,304,500 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.76 and $1.25 per share and the volatility factor was 218% and 271%, respectively.

         The embedded conversion option valuation for the six months ended June 30, 2007 resulted in expense of $583,183. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $1,200,000 with a conversion price at a 45% to 50% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.


NET INCOME (LOSS)

         The Company had a net loss during the six months ended June 30, 2007 of $7,484,259 as compared to a net loss of $4,693,304 in the corresponding period in 2006. The net loss for the six months ended June 30, 2007 includes non-cash expense from warrant and option liability revaluation of $2,262,115, non-cash general and administrative expenses of $790,298 from stock-based compensation, depreciation and amortization expense of $467,948, and non-cash interest expense of $1,038,891 attributed to the issuance of securities and related amortization of the resulting debt discount.

         The net loss for the quarter ended June 30, 2006 includes non-cash expense from warrant and option liability revaluation of $778,551, non-cash general and administrative expenses of $42,036 from stock-based compensation, depreciation and amortization expense of $84,561, non-cash loss on extinguishment of debt of $208,452 and non-cash interest expense of $2,019,746 attributed to the issuance of securities and related amortization of the resulting debt discount.


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

Period from January 1, 2007 to June 30, 2007

         At June 30, 2007, we had cash of $289,224. The following table reflects the cash flow activities during the first six months of 2007 and 2006:

                                                       2007             2006
                                                       ----             ----

Cash used by operating activities .............    $  (601,046)     $(1,728,848)
Cash provided by (used in) investing activities            745          (65,762)
Cash provided by financing activities .........        685,614        1,895,687
                                                   -----------      -----------
Increase (decrease) in cash ...................    $    85,313      $   101,077
                                                   ===========      ===========

Operating activities

         For the six months ended June 30, 2007, the Company used cash in operating activities of $601,046. Cash was used to fund the Company's loss from operations of $3,781,601 offset by non-cash expenses consisting of general and administrative expenses of $790,298 from stock-based compensation and depreciation and amortization expense of $467,948. Cash used for operations included an increase in accounts receivable of $127,454 and prepaid customer travel costs of $208,467 and a decrease in deferred revenues of $562,256. Cash was generated from operations by decreasing other assets by $38,540 and increasing current liabilities by $2,545,232.

Investing activities

         For the six months ended June 30, 2007, the Company provided cash from investing activities of $745 by converting investments to cash.

Financing activities

         For the six months ended June 30, 2007, the Company provided cash from financing activities of $685,614. Cash was received from the proceeds of a $750,000 convertible promissory note, $22,500 from the issuance of common stock from the exercise of a warrant and $60,000 advanced from an employee. The Company used cash for the payment of debt issuance costs of $85,000, $46,664 repayment of an acquisition payable and principal payments on capital leases of $15,222.

Primary source of liquidity

         As of June 30, 2007, our primary source of liquidity was $289,224 of cash and $262,342 of accounts receivable. At June 30, 2007, the Company had a working capital deficit of $19,066,504, primarily due to warrant and option liability of $8,910,751, embedded conversion option liability of $1,850,259, acquisitions payable of $1,393,336, and convertible notes payable of $4,355,792 partially offset by debt discount of $1,011,115. The convertible notes payable consists of promissory notes convertible into approximately 6,500,000 shares of the Company's common stock as of June 30, 2007. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of June 30, 2007, the Company has outstanding warrants, non-plan and plan options to purchase 12,416,713, 950,000 and 99,762 shares of the Company's common stock with weighted average exercise prices of $1.25, $0.66 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised.

         At June 30, 2007, the Company had total assets of $9,539,020, of which non-current assets consisted of $8,097,179, goodwill of $2,902,196, intangible assets of $3,936,850, deposits of $99,735, debt issue cost of $144,198 and $1,014,200 of property and equipment, including $920,097 relating to the purchase and implementation of our TourScape software. Total liabilities were $21,209,004, including long-term liabilities of $700,659. Total shareholders' deficit was $11,669,984. On June 30, 2007, we were in default on $1,482,500 in notes payable. We anticipate settling the balance owing on these notes payable through issuance of common stock also; however, as of August 14, 2007, this had not yet occurred nor is there any assurance that this will take place.

         We have limited historical results, and only a limited time of combined operations with Dynamic, DLG, CIL, and IRT/ITR. We have relied upon convertible debt and equity financing in order to fund operations. During 2006 and year to date in 2007, there were limited activities or resources to provide cash flow in excess of immediately needed funding. Our inability to generate cash flow in excess of immediately needed funds has created a situation where we will require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of June 30, 2007, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of IRT/ITR, we issued 700,000 shares of the Company's common stock, agreed to pay up to $1,000,000 in additional cash, and issued a $1,450,000 secured Convertible Note Payable. While we anticipate that all of our Convertible Note Payables will convert to shares of the Company's common stock, which would reduce our potential cash payment for the notes, the issuance of additional shares of our common stock would further dilute our existing shareholders' holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities and, until such time, we will rely upon external sources of liquidity, including additional private placements of the Company's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities in the leisure travel market will help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all. As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near-term cash flow from operations. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development and expansion into new markets in the near future. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements; therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off balance sheet arrangements.


ITEM 3.  CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules, regulations and forms, and that material information relating to our consolidated operations is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure during the period when our periodic reports are being prepared.

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

         The Company has been named as a principal party to proceedings brought by MBN Consulting, LLC in Hillsborough County, Florida, Circuit Court. The proceedings began on November 22, 2006. On June 30, 2007 this matter was resolved and the Company issued 50,000 shares of its common stock with a fair value on the date of grant of $38,000 or $0.76 per share in settlement of this dispute. The Company has previously accrued $29,333 related to this matter and charged an additional $8,667 to operations on June 30, 2007.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 5.  OTHER INFORMATION

         On August 1, 2007, the Company entered into an Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") under which (i) the exercise price of the Warrants issued to Trafalgar pursuant to the convertible debt financing which closed on July 11, 2007 (the "Financing") was reduced to $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of the Warrants will be increased to $0.50 per share; (ii) the Company agreed to issue to Trafalgar a warrant exercisable for an additional 5 million shares at $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trades above $0.75 per share for 30 consecutive trading days, the exercise price of this Warrant will be increased to $0.646 per share and the number of shares exercisable pursuant to the Warrant will be reduced to 2 million; and
(iii) the Fixed Price of the Convertible Debenture was reduced to $0.23.


ITEM 6.  EXHIBITS

10.1     Unsecured Convertible Promissory Note dated June 15, 2007 to Michael
         Pisani.

10.2 Unsecured Convertible Promissory Note dated June 15, 2007 to Seaside Capital II, LLC.

10.3 Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement dated August 1, 2007, with Trafalgar Capital Specialized Investment Fund, Luxembourg.

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


Dated:   August 14, 2007                DYNAMIC LEISURE CORPORATION


                                        By: /s/ Daniel G. Brandano
                                            ----------------------
                                            Daniel G. Brandano
                                            Chief Executive Officer



                                  EXHIBIT INDEX

10.1     Unsecured Convertible Promissory Note dated June 15, 2007 to Michael
         Pisani.

10.2 Unsecured Convertible Promissory Note dated June 15, 2007 to Seaside Capital II, LLC.

10.3 Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement dated August 1, 2007, with Trafalgar Capital Specialized Investment Fund, Luxembourg.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.