Form 10QSB
period 2007-09-30
DYNAMIC LEISURE CORP
filed 2007-11-19
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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

As of November 19, 2007, the registrant had 15,644,495 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets
         as of September 30, 2007, and December 31, 2006 (Unaudited) ......   1

         Consolidated Statements of Operations for the three and
         and nine months ended September 30, 2007 and 2006 (Unaudited) ....   2

         Consolidated Statement of Changes in Stockholders' Deficit
         for the nine months ended September 30, 2007 (Unaudited) .........   3

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2007 (Unaudited) .........   4

         Notes to Consolidated Financial Statements (Unaudited) ...........   5

Item 2.  Management's Discussion and Analysis or Plan of Operation ........  37

Item 3.  Controls and Procedures ..........................................  50


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  51

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......  52

Item 5.  Other Information ................................................  52

Item 6.  Exhibits .........................................................  52

Signatures ................................................................  53

Exhibit Index .............................................................  53

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2007           2006
                                                     (UNAUDITED)
                                                    ------------   ------------
Current Assets
  Cash ...........................................  $    213,215   $    203,911
  Investments, restricted ........................       127,097        127,842
  Accounts receivable, net of an
    allowance of $5,551 and $5,551 ...............       163,126        139,321
  Prepaid travel .................................       592,051        515,061
  Other current assets ...........................        58,591         78,190
                                                    ------------   ------------
    Total Current Assets .........................     1,154,080      1,064,325
                                                    ------------   ------------

Property and equipment, net ......................       967,895      1,076,669
                                                    ------------   ------------
Other Assets
  Goodwill .......................................     2,902,196      2,902,196
  Intangible assets, net .........................     3,750,968      4,307,505
  Deposits .......................................       100,595         99,735
  Debt issue costs, net ..........................       311,358         94,022
                                                    ------------   ------------
    Total Other Assets ...........................     7,065,117      7,403,458
                                                    ------------   ------------

    Total Assets .................................  $  9,187,092   $  9,544,452
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of
    discount of $527,552 and $266,471 ............  $  3,828,240   $  2,046,187
  Notes payable, current portion .................       386,588        386,245
  Acquisitions payable ...........................     1,288,793      1,440,000
  Convertible promissory note to related party ...       350,000              -
  Accounts payable ...............................     1,712,850        752,152
  Accounts payable to related parties ............       261,643         65,930
  Accrued compensation ...........................        59,269         74,707
  Accrued interest ...............................       687,056        652,823
  Other accrued liabilities ......................       232,959        294,271
  Capital lease obligation .......................        36,893         34,152
  Deferred revenue and customer deposits .........     1,250,077      1,276,913
  Due to employee ................................       110,000         50,000
  Warrant and option liability ...................     2,697,044      5,419,729
  Embedded conversion option liability ...........     3,458,891        667,076
                                                    ------------   ------------

    Total Current Liabilities ....................    16,360,303     13,160,185
                                                    ------------   ------------
Long-Term Liabilities
  Convertible promissory notes, net of
    current portion, net of discount
    of $1,612,480 and $624,671 ...................       697,520      2,225,329
  Convertible promissory note to related party ...             -        350,000
  Notes payable, net of current portion ..........             -            343
  Capital lease obligation, net of current portion        49,584         73,448
                                                    ------------   ------------
    Total Long-Term Liabilities ..................       747,104      2,649,120
                                                    ------------   ------------

    Total Liabilities ............................  $ 17,107,407   $ 15,809,305
                                                    ------------   ------------
Commitments and Contingencies (Note 13)

Stockholders' Deficit
  Preferred stock, $0.01 par value,
    20,000,000 shares authorized,
    none issued and outstanding ..................  $          -   $          -
 Common stock, $0.01 par value, 300,000,000
    shares authorized, 14,844,495 and 12,101,195
    issued and outstanding .......................       148,445        121,012
 Common stock issuable, at par value
    (130,000 shares) .............................         1,300          1,300
 Additional paid-in capital, net of
    deferred consulting fees of $51,536 ..........     7,487,696      5,107,537

 Accumulated deficit .............................   (15,557,756)   (11,494,702)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................    (7,920,315)    (6,264,853)
                                                    ------------   ------------

    Total Liabilities and Stockholders' Deficit ..  $  9,187,092   $  9,544,452
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                                DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ---------------------------   ---------------------------
                                                     2007           2006           2007           2006
                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                 ------------   ------------   ------------   ------------
Total revenues ................................  $  2,162,863   $  1,299,505   $  6,178,058   $  4,307,315

Cost of revenues ..............................     1,778,193        876,138      5,020,066      3,041,475
                                                 ------------   ------------   ------------   ------------

  Gross Profit ................................       384,670        423,367      1,157,992      1,265,840

Operating Expenses
  Employee Compensation .......................       546,874        592,152      1,626,068      1,615,230
  Financial consulting, includes $84,750,
    $663,576, $388,016 and $705,612
    stock-based compensation ..................       120,786        702,777        591,950        805,282
  Legal expense ...............................        51,478         50,412        155,937         76,323
  Depreciation and amortization expense .......       292,141        336,221        760,089        420,782
  Internal accounting and external auditing
    expense ...................................        83,555        142,949        291,405        489,736
  Director fees, includes $54,116, $270,000,
    $227,348 and $270,000 stock-based
    compensation ..............................        54,116        272,000        251,464        272,000
  Investor relations, includes $73,714,
    $157,100, $387,514 and $157,100 stock-based
    compensation ..............................        77,735        157,100        463,627        183,100
  Other general and administrative expenses ..        300,408        235,281      1,168,154        992,340
                                                 ------------   ------------   ------------   ------------

    Total Operating Expenses ..................     1,527,093      2,488,892      5,308,694      4,854,793
                                                 ------------   ------------   ------------   ------------

    Loss from Operations ......................    (1,142,423)    (2,065,525)    (4,150,702)    (3,588,953)

Other Income (Expense)
  Interest income .............................           746          2,668          2,246         15,710
  Interest expense, includes $705,841,
    $1,111,633, $1,744,732 and $2,688,414
    in debt discount amortization .............    (1,193,809)    (1,333,589)    (2,749,494)    (3,518,484)
  Loss on extinguishment of debt ..............             -              -        (76,635)      (208,452)
  Warrant and option valuation income .........     7,365,323        817,101      5,103,208         38,550
  Embedded conversion option valuation
  (expense) ...................................    (1,608,632)             -     (2,191,815)             -
  Loss on disposal of fixed assets ............             -        (42,667)             -        (42,667)
  Other income (expense) ......................             -              -            138         (8,020)
                                                 ------------   ------------   ------------   ------------

    Total Other Income (Expense), net .........     4,563,628       (556,487)  $     87,648   $ (3,723,363)
                                                 ------------   ------------   ------------   ------------

    Net Income (Loss) .........................  $  3,421,205   $ (2,622,012)  $ (4,063,054)  $ (7,312,316)
                                                 ============   ============   ============   ============

Net Income (Loss) per Share:
  Basic .......................................  $       0.24   $      (0.24)  $      (0.30)  $      (0.77)
                                                 ============   ============   ============   ============
  Diluted .....................................  $       0.04   $      (0.24)  $      (0.30)  $      (0.77)
                                                 ============   ============   ============   ============

Weighted average number of shares outstanding
  during the period:
      Basic ...................................    14,574,930     10,925,261     13,585,651      9,543,607
                                                 ============   ============   ============   ============
      Diluted .................................    37,083,376     10,925,261     13,585,651      9,543,607
                                                 ============   ============   ============   ============

                 See accompanying notes to the unaudited consolidated financial statements.

                                                     2

                                DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                For the Nine Months Ended September 30, 2007
                                                (UNAUDITED)
                                                                  Additional
                                                 Common Stock       Paid In     Accumulated      Total
                            Common Stock           Issuable         Capital       Deficit     Stockholders'
                       ---------------------   ----------------   ----------   ------------      Equity
                         Shares      Amount    Shares    Amount     Amount        Amount       (Deficit)
                       ----------   --------   -------   ------   ----------   ------------   -------------
BALANCE AT
  DECEMBER 31, 2006    12,101,195   $121,012   130,000   $1,300   $5,107,537   $(11,494,702)   $(6,264,853)

Common stock
  issued in
  promissory note
  conversion .......    1,090,000     10,900         -        -    1,167,465              -      1,178,365

Common stock
  issued in warrant
  exercise .........       33,300        333         -        -       22,167              -         22,500

Common stock
  issued for
  services .........    1,120,000     11,200         -        -      945,964              -        957,164

Common stock
  issued in
  notes payable
  waiver agreement .      500,000      5,000         -        -      135,000              -        140,000

Value of options
  issued for
  services .........            -          -         -        -       24,116              -         24,116

Reclassification
  from warrant
  and option
  liability ........            -          -         -        -       85,447              -         85,447


Net Income (Loss) ..            -          -         -        -            -     (4,063,054)    (4,063,054)
                       ----------   --------   -------   ------   ----------   ------------    -----------

BALANCE AT
  SEPTEMBER 30, 2007   14,844,495   $148,445   130,000   $1,300   $7,487,696   $(15,557,756)   $(7,920,315)
                       ==========   ========   =======   ======   ==========   ============    ===========

                 See accompanying notes to the unaudited consolidated financial statements.

                                                     3

                            DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                FOR THE NINE         FOR THE NINE
                                                                MONTHS ENDED         MONTHS ENDED
                                                             SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                                             ------------------   ------------------
                                                                (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................    $(4,063,054)         $(7,312,316)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation .........................................        108,774               36,697
      Amortization of intangible assets ....................        556,537              258,526
      Amortization of debt issue costs .....................         94,778              125,559
      Loss on extinguishment of debt .......................              -              208,452
      Amortization of debt discount to interest expense ....      1,744,732            3,131,379
      Common stock and warrants for services ...............      1,053,628              965,676
      Common stock for debt waiver .........................        140,000                    -
      Embedded conversion option valuation expense .........      2,191,815                    -
      Warrant and option valuation income ..................     (5,103,208)             (38,550)
      Loss on disposal of assets ...........................              -               42,667
    (Increase) decrease in assets and liabilities:
      Accounts receivable ..................................        (23,805)             260,561
      Prepaid assets .......................................        (76,990)             (89,754)
      Other assets .........................................         18,739             (111,947)
      Accounts payable .....................................      1,156,411              291,396
      Accrued expenses .....................................        578,982              277,418
      Deferred revenue and customer deposits................        (26,836)            (427,310)
                                                                -----------          -----------
      Net Cash Used In Operating Activities ................     (1,649,497)         $(2,381,546)
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ....................................            745              (44,200)
  Acquisition of property and equipment ....................              -              (35,768)
  Acquisition of business ..................................              -              (41,077)
                                                                -----------          -----------
      Net Cash Provided BY (Used In) Investing Activities ..            745             (121,045)
                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ...............      2,060,000            2,310,000
  Repayment of convertible promissory notes ................              -             (345,158)
  Proceeds from overdraft ..................................              -                 (232)
  Proceeds from line of credit .............................              -               75,214
  Repayments of notes payable ..............................              -               (1,848)
  Proceeds from employee advances ..........................         60,000                    -
  Debt issue costs .........................................       (312,114)            (202,223)
  Repayment of acquisition payable .........................       (151,207)                   -
  Repayment of capital leases ..............................        (21,123)                (447)
  Proceeds from common stock issuance ......................         22,500              923,156
                                                                -----------          -----------
      Net Cash Provided By Financing Activities ............      1,658,056            2,758,462
                                                                -----------          -----------

Net Increase in Cash .......................................          9,304              255,871

Cash at Beginning of Period ................................        203,911               38,699
                                                                -----------          -----------
Cash at End of Period ......................................    $   213,215          $   294,570
                                                                ===========          ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes .............    $         -          $         -
                                                                ===========          ===========
  Cash paid during the period for interest .................    $   147,532          $    91,943
                                                                ===========          ===========

Supplemental Disclosure of non-cash investing and financing activities:

  Debt and stock issue in acquisitions .....................    $         -          $ 6,173,980
                                                                ===========          ===========
  Assets received on capital lease .........................    $         -          $   116,540
                                                                ===========          ===========
  Discount on promissory notes .............................    $ 2,993,622          $ 2,030,202
                                                                ===========          ===========
  Conversion option liability related to promissory note ...    $   600,000          $ 1,954,950
                                                                ===========          ===========
  Reclassification of FV of warrants and options from equity    $    85,447          $         -
                                                                ===========          ===========

  Promissory notes converted to common stock ...............    $   825,000          $   725,000
                                                                ===========          ===========

  Accrued interest converted to promissory note principal ..    $   268,134          $    61,652
                                                                ===========          ===========

             See accompanying notes to the unaudited consolidated financial statements.

                                                  4

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the quarter and nine months ended September 30, 2007, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.


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

         All share and per share data in the accompanying consolidated financial statements have been adjusted retroactively for the effect of a recapitalization transaction between Dynamic Leisure Corporation ("Dynamic," "we," "us," "our" or "the Company") (formerly, DynEco Corporation), and Dynamic Leisure Group, Inc. ("DLG") in January 2006 and a subsequent one-for-thirty reverse stock split (see
Note 12).

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

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as cash equivalents as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at September 30, 2007, and December 31, 2006 were $30,360 and $20,769, respectively. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. At September 30, 2007, the Company had one such amount that was in excess of such limits by $145,442; however, the Company has not experienced any losses on such accounts to date.

Accounts Receivable

         Accounts Receivable result from either the sale of travel products or agreements with various hotels, including co-op advertising support. The Company evaluates the collectibility of accounts receivable while working with its individual customers and vendors. A majority of the accounts receivable for travel products are collected prior to travel departure.

Prepaid Travel

         The Company is required to pay for certain travel (mainly airlines and hotels) in advance. Payments made to these vendors in advance are recorded as an asset in the prepaid travel account. The Company recognizes the expense when the associated revenue is recognized.

Property and Equipment

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method and is expensed based upon the estimated useful lives of the assets which ranges from three to seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. No impairment was recognized during the nine months ended September 30, 2007.

Letters of Credit and Restricted Investments

         At September 30, 2007, the Company had two outstanding letters of credit totaling approximately $112,100 payable to the Airlines Reporting Corporation (ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at September 30, 2007, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

Deferred Revenue And Customer Deposits

         Deferred revenue and customer deposits primarily represents money received from customers as either a deposit on, or full payment for, trips not yet traveled or services not yet earned.

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

Advertising Costs

         The Company expenses advertising costs as incurred. During the nine months ended September 30, 2007 and 2006, the Company's advertising expense totaled $29,761 and $15,367, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. Diluted loss per share for the three months ended September 30, 2006, and the nine months ended September 30, 2007 and 2006, does not include potential common shares as their effect would be anti-dilutive.

         The following is a reconciliation of basic net income per share to diluted net income per share for the three months ended September 30, 2007:

Earnings per share from continuing operations:
---------------------------------------------
Income from continuing operations .............................    $  3,421,205
Preferred stock dividends .....................................               -
                                                                   ------------
Income from continuing operations applicable to common stock ..       3,421,205
Effect of dilutive securities:
  Interest expense including debt discount amortization .......        (659,953)
  Warrant/option valuation income .............................      (2,776,193)
  Embedded conversion option valuation expense ................       1,608,632
                                                                   ------------
Income - diluted ..............................................    $  1,593,691
                                                                   ============

Earnings per share:
  Basic income per share ......................................    $       0.24
                                                                   ============
  Diluted income per share ....................................    $       0.04
                                                                   ============

Weighted average common shares outstanding - basic ............      14,574,930
Potential shares exercisable - warrants .......................       3,027,027
Potential shares exercisable - convertible notes ..............      19,481,419
                                                                   ------------
Weighted average shares outstanding - diluted .................      37,083,376
                                                                   ============

Potential shares excluded from above weighted average share
  calculations due to their anti-dilutive effect include:
-----------------------------------------------------------
Upon exercise of plan options ..................................          99,762
Upon exercise of non-plan options ..............................         850,000
Upon exercise of warrants ......................................      17,389,686
Upon conversion of convertible promissory notes ................       7,564,268
Upon conversion of convertible promissory notes - related party          388,889

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

NOTE 3   GOING CONCERN

         For the nine months ended September 30, 2007, the Company had a loss from operations of $4,150,702, used net cash in operations of $1,649,497, a working capital deficiency of $15,206,223, and a stockholders' deficiency of $7,920,315. In addition, the Company is in default on convertible promissory notes totaling $1,482,500 and unsecured promissory notes of $156,434 as of November 19, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of September 30, 2007, the Company had $6,665,792 in outstanding Convertible Notes payable to third parties (see Note 6) including the notes in default as described above, which are convertible into 27,045,687 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. As of September 30, 2007, the Company did not have adequate working capital to meet these obligations with cash payments.

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

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                      Estimated
                                     Useful Life    September 30,   December 31,
                                      in Years          2007            2006
                                     -----------    ------------    ------------
Office furniture and equipment ..        3-5        $   165,770     $   165,770
Software ........................        5-7            957,850          37,753
Software in development .........                             -         920,097
                                                    -----------     -----------
Total property and equipment ....                   $ 1,123,620     $ 1,123,620
Less accumulated depreciation ...                      (155,725)        (46,951)
                                                    -----------     -----------
Property and equipment, net .....                   $   967,895     $ 1,076,669
                                                    ===========     ===========

         Depreciation expense was $108,774 for the nine months ended September 30, 2007.

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

NOTE 5   INTANGIBLE ASSETS

         Intangible assets at September 30, 2007, are as follows:

                                                       Accumulated     Net Book
                                 Life        Cost      Amortization      Value
----------------------------   --------   ----------   ------------   ----------
Airline contracts ..........     7 yrs.   $2,820,000    $  548,338    $2,271,662
Hotel contracts ............     7 yrs.      422,500        66,512       355,988
URLs .......................    10 yrs.    1,011,000       134,659       876,341
Mailing list ...............     3 yrs.      150,000        16,072       133,928
General service agreement ..   2.5 yrs.      348,413       235,364       113,049
                                          ----------    ----------    ----------
                                          $4,751,913    $1,000,945    $3,750,968
                                          ==========    ==========    ==========

         Amortization expense for the nine months ended September 30, 2007 totaled $556,537. Amortization of intangible assets in future years is expected to be as follows:

         2007          $   746,496   (includes $556,537 recognized
                                     for nine months ended 9/30/07)
         2008          $   607,132
         2009          $   607,132
         2010          $   607,132
         2011          $   607,132
         Thereafter    $ 1,132,481


NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at September 30, 2007:

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Balance       Notes                   Balance     Conversion    Warrant                     As Of
  Rate     12/31/2006   Converted   Borrowings   9/30/2007     Feature     Liability      Total        9/30/2007
--------   ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $        -   $1,450,000   $1,208,332   $        -   $1,208,332   $  1,208,332
 9%  (S)      600,000    (600,000)           -            -      480,000            -      480,000        480,000
10%  (S)    2,250,000           -            -    2,250,000      206,618    3,296,324    3,502,942      2,975,390
 5%  (U)      155,158    (150,000)     268,134      273,292       77,372      232,944      310,316        310,316
10%  (U)       10,000           -            -       10,000            -            -            -              -
10%  (U)       75,000     (75,000)           -            -            -            -            -              -
10%  (U)       10,000           -            -       10,000       50,000            -       50,000         50,000
10%  (U)       12,500           -            -       12,500            -            -            -              -
 6%  (S)      600,000           -      400,000    1,000,000      400,000      600,000    1,000,000        417,743
 8%  (U)            -           -      150,000      150,000            -            -            -              -
10%  (U)            -           -       50,000       50,000       50,000            -       50,000         50,000
10%  (U)            -           -      150,000      150,000      150,000            -      150,000        150,000
12%  (S)            -           -    1,310,000    1,310,000            -    1,127,500    1,127,500         97,277
           ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
           $5,162,658   $(825,000)  $2,328,134   $6,665,792   $2,622,322   $5,256,768   $7,879,090   $  5,739,058
           ==========   =========   ==========   ==========   ==========   ==========   ==========   ============

(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 4,355,792       $   527,552       $ 3,828,240
Long-term portion ........         2,310,000         1,612,480           697,520
                                 -----------       -----------       -----------
Total ....................       $ 6,665,792       $ 2,140,032       $ 4,525,760
                                 ===========       ===========       ===========

         Terms and Original Debt Discount Assumptions:

                                                                                Original Warrant and Option Liability
                    Convertible Promissory Notes                                 Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   ---------------------------------------------------
Interest     Balance    Unamortized   Maturity              Conversion               Exercise   Expected   Vola-    Discount
  Rate      6/30/2007     Discount      Date     Payments      Price      Shares      Price     Life(Yr)   tility     Rate
--------   ----------   -----------   --------   --------   ----------   ---------   --------   --------   ------   --------
9%   (S)   $1,450,000   $         -     3/6/07      (A)        $1.50             -    $   -         -         -          -
10%  (S)    2,250,000       527,552     3/5/08      (C)         1.00     2,000,000     1.00       3.0       271%      5.07%
 -    -             -             -          -      (D)         1.00       250,000     1.00       2.25      142%      5.03%
 -    -             -             -          -      (E)         1.00     3,000,000     1.50       3.0       190%      4.60%
 5%  (U)      273,292             -    12/4/07      (F)         0.75       304,000     0.90       3.0       354%      3.96%
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       12,500             -    6/30/06      (G)         0.90             -        -         -         -          -
 6%  (S)    1,000,000       582,257   10/25/09      (H)          (H)     5,000,000     1.50       3.0       154%      4.58%
 8%  (U)      150,000             -    12/1/07      (I)         1.00             -        -         -         -          -
10%  (U)       50,000             -    6/29/09      (J)          (J)       132,979     0.376      0.3       218%      4.94%
10%  (U)      150,000             -    6/29/09      (J)          (J)       398,936     0.376      0.3       218%      4.94%
12%  (S)    1,310,000     1,030,223    6/29/09      (K)          (K)     3,000,000     0.85       2.0       218%      4.89%
           ----------   -----------
           $6,665,792   $ 2,140,032
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

(H) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $0.09 per share as of September 30, 2007.

(I) - On October 25, 2007, the Company extended the maturity date of this debt to December 1, 2007.

(J) - Balance is due at maturity plus all accrued interest. The debt is convertible at the lower of $0.23 per share or 80% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

(K) - Balance is due at maturity plus all accrued interest. The debt is convertible at the lower of $0.23 per share or 80% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $1,744,732 and $2,688,414 for the nine months ended September 30, 2007 and 2006, respectively, and was included in interest expense in the accompanying consolidated financial statements.

         In total as of November 19, 2007, the Company was in default on third-party convertible promissory notes of $1,482,500.

April 2007 - Miller Note
------------------------

         On April 16, 2007, the Company issued unsecured convertible promissory notes in the principal amount totaling $150,000 to Miller Investments, LLC. The notes bear interest at 8% per annum and matured on August 13, 2007.

         On October 25, 2007, the Company entered into an agreement with Miller Investments to extend the maturity date on the Note from August 15, 2007 to December 15, 2007. In consideration for this loan extension, the Company agreed to issue Miller Investments 150,000 shares of the Company's common stock valued at $34,500 or $0.23 per share (the closing market price of the Company's common stock on the day of issuance). This value will be recorded as debt discount and amortized to interest expense over the extended term of the loan.

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

June 2007 - Pisani and Seaside Capital Notes
--------------------------------------------

         On June 15, 2007, the Company issued unsecured convertible promissory notes in the principal amount totaling $50,000 and $150,000 to Michael Pisani and Seaside Capital II, LLC, respectively.

         The terms of these notes were structured so that if in the event the Company consummated an equity or debt financing, prior to the maturity date of October 15, 2007, pursuant to which it sells shares of its common stock (or securities convertible into or exercisable for shares of its common stock) with an aggregate sales price of not less than $1,000,000, excluding these notes (a "Qualified Financing"), then the outstanding principal amount of and all accrued interest under these notes shall automatically convert into securities identical to and at the same price and on the same terms as the securities issued in the Qualified Financing. On July 11, 2007, the Company consummated a Qualified Financing with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar"), and the Qualified Financing was later amended on August 1, 2007. As a result, the terms of these notes are identical to the convertible debentures issued to Trafalgar, as amended.

         The notes, as conformed to the Trafalgar debentures, mature on June 29, 2009, bear interest at 12% per annum, compounded monthly (9.5% after effectiveness of a Registration Statement required under the Trafalgar agreement) and are convertible into common stock at the lesser of (a) $0.23 per share or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Company has the right to redeem the debenture at 120% of principal and accrued and unpaid interest.

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

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at September 30, 2007; therefore, there was no effect of implementing this standard.

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

AJW - November 9, 2006 Convertible Term Notes
---------------------------------------------

         On November 9, 2006, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers", whereby the Company sold to the Purchasers Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of One Million Dollars ($1,000,000). The $1,000,000 was funded in two tranches ($600,000 on November 9, 2006, and $400,000 on January 5, 2007). The offering was made pursuant to Section 4(2) of the Act, as amended. The Notes bear interest at 6% per annum, unless the common stock of the Company is greater than $1.25 per share for each trading day of a month, in which event no interest is payable during such month. The Company's obligations under the Notes are collateralized by a security interest in substantially all of the Company's assets. The proceeds of the offering were used to repay certain indebtedness and for working capital.

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

         The Company had an obligation to register shares of its common stock pursuant to the terms of a Registration Rights Agreement with the note holders. The Company believes that it no longer has an obligation to register these shares as a result of the July 31, 2007 settlement described below and the acquisition of Notes by Trafalgar Capital Specialized Investment Fund as described below. The Company has the right to redeem the Notes under certain circumstances, as well as the right to pay monthly cash payments to prevent any conversion of the Notes during such month. The Notes are secured by all of the Company's assets pursuant to the terms of a Security Agreement and Intellectual Property Security Agreement.

         On July 31, 2007, the Company entered into a settlement agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC, (collectively, the "Subscribers"). Pursuant to the settlement agreement, the Company agreed to pay $1,200,000 and to issue an aggregate of 500,000 shares of the Company's common stock to the Subscribers, in full satisfaction of all of the Company's obligations under the Securities Purchase Agreement, Security Agreement, Intellectual Property Security Agreement and Registration Rights Agreement dated November 9, 2006, by and between the Company and the Subscribers and secured convertible term notes in the aggregate principal amount of $1,000,000 issued by the Company in favor of the Subscribers. In addition, pursuant to the settlement agreement, the Company amended and restated the stock purchase warrants issued to the Subscribers pursuant to the warrant purchase agreement as follows: a) to remove the Company's obligation to secure the listing of the shares of common stock issuable upon the exercise of up to 5,000,000 warrants with a national securities exchange or automated quotation system upon which the Company common stock is then listed, b) to remove the anti-dilution provision c) to provide the holders of the warrants the right to receive securities or assets which may be issued or payable upon a consolidation, merger or sale of the Company, d) to provide the holders of the warrants the right to receive distribution of assets of the Company, including cash and e) to remove the cashless exercise option.

         On August 18, 2007, Trafalgar Capital Specialized Investment Fund, Luxembourg acquired the notes held by the Subscribers rather than the Company repaying the notes directly as agreed to in the Company's July 31, 2007 settlement agreement with the Subscribers. On August 6, 2007,the Company issued the Subscribers 500,000 shares of its common stock valued at $140,000 or $0.28 per share (the closing market price of the Company's common stock on the day of issuance) as provided for in the settlement agreement and on August 18, 2007 paid the Subscribers $210,000 in cash from proceeds from the issuance of a convertible debenture to Trafalgar in settlement of all accrued interest due the Subscribers and claims arising from the Notes. The value of the common stock and cash consideration totaled $350,000, and $43,160 was applied to accrued interest and the balance related to settlement charges recorded as interest expense totaling $306,840 recorded in August 2007.

Trafalgar - July 11, 2007 Secured Convertible Debentures
--------------------------------------------------------

         The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of up to $2,400,000 of secured convertible debentures to be funded in three tranches with all outstanding principal and accrued interest due two years from the date each tranch is funded. On July 11, 2007, the Company closed on the first portion of the funding and issued a two-year $700,000 convertible debenture to Trafalgar. On August 18, 2007, the Company closed on the remaining funding, issued two-year convertible debentures aggregating $610,000 to Trafalgar and, as dicussed above, Trafalgar acquired the secured convertible debentures formerly held by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC. The debentures bear interest at 12% per annum, compounded monthly (9.5% after effectiveness of a Registration Statement required under the agreement; see below), and is convertible into common stock at the lesser of (a) an amount equal to 100% of the Volume Weighted Average Price ("VWAP") as quoted by Bloomberg LP as of June 29, 2007 (the "Fixed Conversion Price"), or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Company has the right to redeem the debenture at 120% of principal and accrued and unpaid interest. The funding is subject to customary commitment and other fees approximating an aggregate 10% of the funded amount, as defined in the agreement. In connection with the offering, the Company issued an aggregate of 3,000,000 warrants to purchase common stock at a price of 85% of the Fixed Conversion Price component of the convertible debentures, per share. The warrants are exercisable for a period of five years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In connection with the Agreement, the Company entered into a registration rights agreement requiring the Company to register the securities underlying the convertible debentures and warrants. The Company must file within 55 days of June 29, 2007 and the registration statement must be effective within 90 days of June 29, 2007. If the filing or effectiveness dates are not complied with, or maintenance of effectiveness or other defaults occur, as defined in the Registration Rights Agreement, the Company will incur liquidated damages of 2% of the outstanding debenture value for each 30 days the default remains uncured.

         On August 1, 2007, the Company entered into an Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement with Trafalgar under which (i) the exercise price of the Warrants issued to Trafalgar pursuant to the convertible debt financing which closed on July 11, 2007 (the "Financing") was reduced to $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of the Warrants will be increased to $0.50 per share;
(ii) the Company agreed to issue to Trafalgar a warrant exercisable for an additional 5 million shares at $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of this Warrant will be increased to $0.646 per share and the number of shares exercisable pursuant to the Warrant will be reduced to 2 million; and (iii) the Fixed Price component of the variable conversion price discussed above of the Convertible Debenture was reduced to $0.23.

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of September 30, 2007, the Note had an outstanding balance of $350,000.

Other Notes Payable
-------------------

         Notes payable consisted of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2007           2006
                                                     -------------  ------------
         Notes Payable - Bearing interest at rates
          ranging from 5% to 15% unsecured and due
          at various dates through August 2007 ...     $ 156,434      $ 156,434

         Notes payable assumed from DynEco .......        20,154         20,154

         Line of credit - IRT/ITR ................       210,000        210,000
                                                       ---------      ---------
                                                       $ 386,588      $ 386,588
         Less current portion ....................      (386,588)      (386,245)
                                                       ---------      ---------
             Notes payable, net of current portion     $       -      $     343
                                                       =========      =========

         At September 30, 2007, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $156,434. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at September 30, 2007.

Capital Lease Obligation
------------------------

         The Company's capital leases consisted of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2007          2006
                                                     -------------  ------------
         Total Capital Leases ....................     $  86,477      $ 107,600
         Less Current Capital Leases .............       (36,893)       (34,152)
                                                       ---------      ---------
            Long-term portion of Capital Leases ..     $  49,584      $  73,448
                                                       =========      =========

         Future maturities of capital lease obligations as of December 31, 2006, are as follows:

         2007         $34,619
         2008         $37,958
         2009         $20,998
         2010         $11,897
         2011         $ 2,128


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

         During the nine months ended September 30, 2007, the warrant and option liability was increased for the fair value of options granted to a director to purchase 150,000 shares of the common stock that vested during the period, warrants to purchase 3,000,000 shares of common stock granted on March 5, 2007 pursuant to the MMA Capital, LLC note modification agreement and warrants to purchase 3,000,000 and 5,000,000 shares of common stock granted on July 11, 2007, and August 1, 2007, respectively, pursuant to the Trafalgar financing. During the same period, the fair value of warrants exercised and options forfeited were reclassified to equity.

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

         The Company's warrant and option liability and related revaluation assumptions are as follows:

                                                    11/9/06                                               Warrant
                         3/2/05                    Variable                  All Other       Total      and Option
                      Convertible                 Conversion    Trafalgar    Warrants       Warrant      Valuation
                          Note          MMA          Price       Capital        and       and Option      (Income)
                        Holders       Capital        Notes        Notes       Options      Liability      Expense
                      -----------   -----------   -----------  ----------   -----------   -----------   -----------
Balance at
  12/31/2006 ......   $   148,287   $ 1,046,770   $ 2,498,578  $        -   $ 1,726,094   $ 5,419,729   $         -

Value of options
  granted for
  compensation ....             -             -             -           -        24,116        24,116             -

Value of warrants
  granted in Note
  Modification
  Agreement .......             -     1,266,122             -           -             -     1,266,122             -

Reclassification
  to equity value
  of exercised
  warrants and
  forfeited options             -             -             -           -       (85,447)      (85,447)            -

Change in Value ...       (71,203)     (938,953)   (1,172,922)          -      (790,927)   (2,974,005)   (2,974,005)
                      -----------   -----------   -----------  ----------   -----------   -----------   -----------
Balance at
  3/31/2007 .......   $    77,084   $ 1,373,939   $ 1,325,656  $        -   $   873,836   $ 3,650,515   $(2,974,005)

Value of options
  granted for
  compensation ....             -             -             -           -        24,116        24,116             -

Change in Value ...       114,922     2,012,665     1,945,304           -     1,163,229     5,236,120     5,236,120
                      -----------   -----------   -----------  ----------   -----------   -----------   -----------
Balance at
  6/30/2007 .......   $   192,006   $ 3,386,604   $ 3,270,960  $        -   $ 2,061,181   $ 8,910,751   $ 2,262,115

Value of options
  granted for
  compensation ....             -             -             -           -        24,116        24,116             -

Value of warrants
  granted with
  debt issuance ...             -             -             -   2,371,981             -     2,371,981     1,244,481

Change in Value ...      (163,339)   (2,854,267)   (2,718,720) (1,187,008)  (1,686,470)    (8,609,804)   (8,609,804)
                      -----------   -----------   -----------  ----------   -----------   -----------   -----------
Balance at
  9/30/2007 .......   $    28,669   $   532,337   $   552,240  $1,184,973   $   398,827   $ 2,697,044   $(5,103,208)
                      ===========   ===========   ===========  ==========   ===========   ===========   ===========

                                                                    11/9/06
                               3/2/05                              Variable                           All Other
                             Convertible                          Conversion       Trafalgar          Warrants
                                 Note               MMA              Price           Capital             and
                               Holders            Capital            Notes            Notes            Options
                             -----------      --------------      -----------      ----------      ----------------
December 31, 2006
-----------------
  Warrants/options ....          304,500           2,250,000        5,000,000                             3,300,050
  Exercise price ......            $1.00               $1.00            $1.50                      $0.675 to $11.25
  Market price ........            $0.65               $0.65            $0.65                                 $0.65
  Expected life (years)             2.25                 2.0              2.8                            0.5 to 4.9
  Volatility ..........             166%                166%             166%                                  166%
  Discount rate .......            4.78%               4.78%            4.78%                                 4.66%

March 5, 2007 - Note Modification Agreement
-------------------------------------------
  Warrants/options ....                            3,000,000
  Exercise price ......                                $1.50
  Market price ........                                $0.50
  Expected life (years)                                  3.0
  Volatility ..........                                 190%
  Discount rate .......                                4.60%

March 31, 2007
--------------
  Warrants/options ....          304,500           5,250,000        5,000,000                             3,166,717
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50                      $0.485 to $11.25
  Market price ........            $0.65               $0.65            $0.65                                 $0.65
  Expected life (years)             2.25          1.7 to 2.9              2.5                            0.2 to 4.3
  Volatility ..........             190%                190%             190%                                  190%
  Discount rate .......            4.65%               4.67%            4.60%                                 4.90%

June 30, 2007
-------------
  Warrants/options ....          304,500           5,250,000        5,000,000                             2,812,213
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50                      $0.485 to $11.25
  Market price ........            $0.76               $0.76            $0.76                                 $0.76
  Expected life (years)              2.0          1.4 to 2.6              2.2                            1.2 to 4.0
  Volatility ..........           218.2%              218.2%           218.2%                                218.2%
  Discount rate .......            4.65%               4.87%            4.89%                                 4.89%

July 11, 2007 Debt Issuance and August 1, 2007 Debt Modification
----------------------------------------------------------------
  Warrants/options ....                                                             8,000,000
  Exercise price ......                                                                 $0.23
  Market price ........                                                                 $0.30
  Expected life (years)                                                                   5.0
  Volatility ..........                                                                  218%
  Discount rate .......                                                                 4.89%

September 30, 2007
------------------
  Warrants/options ....          304,500           5,250,000        5,000,000       8,000,000             2,862,213
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50           $0.23      $0.485 to $11.25
  Market price ........            $0.15               $0.15            $0.15           $0.15                 $0.15
  Expected life (years)              1.4          1.1 to 2.2              2.0             4.8            1.0 to 3.7
  Volatility ..........             232%                232%             232%            232%                  232%
  Discount rate .......             3.9%                3.9%            4.01%            4.2%                 4.01%

NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006, June 15, 2007, July 11, 2007, and August 18, 2007. Such variable conversion prices require liability treatment for embedded conversion option consisting of conversion prices equal to a 45% to 50% discount to the market price of the Company's common stock as of the end of each accounting period. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                                                                   Trafalgar
                              11/9/06      1/5/07       6/15/07     Capital       Total
                             Variable     Variable     Variable     Variable     Embedded    Conversion
                            Conversion   Conversion   Conversion   Conversion   Conversion     Option
                              Price        Price        Option       Price        Option      (Income)
                               Note         Note         Note        Notes       Liability     Expense
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 1/1/2007 ....    $  667,076   $        -   $        -   $        -   $  667,076   $        -

Debt issued 1/5/2007 ...             -      440,293            -            -      440,293       40,293

Change in Value ........       (13,926)     (11,088)           -            -      (25,014)     (25,014)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 3/31/2007 ...    $  653,150   $  429,205   $        -   $        -   $1,082,355   $   15,279

Debt issued 6/15/07 ....             -            -      349,792            -      349,792      149,792

Change in Value ........       305,316      220,413     (107,617)           -      418,112      418,112
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 6/30/2007 ...    $  958,466   $  649,618   $  242,175   $        -   $1,850,259   $  583,183

Debt issued to
   Trafalgar ...........    $        -   $        -   $        -   $1,869,351   $1,869,351   $1,869,351

Change in Value ........    $  (64,971)  $  (53,954)  $   17,322   $ (159,116)  $ (260,719)  $ (260,719)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 9/30/2007 ...    $  893,495   $  595,664   $  259,497   $1,710,235   $3,458,891   $2,191,815
                            ==========   ==========   ==========   ==========   ==========   ==========


                                       24

                                                                                    Trafalgar
                              11/9/06           1/5/07            6/15/07            Capital
                             Variable          Variable          Variable            Variable
                            Conversion        Conversion        Conversion          Conversion
                              Price             Price             Option              Price
                               Note              Note              Note               Notes
                            ----------        ----------        ----------        --------------
December 31, 2006
-----------------
  Principal ............      $600,000
  Shares upon conversion     1,026,271
  Exercise price .......       $0.2925
  Market price .........         $0.65
  Expected life (years)            2.8
  Volatility ...........          166%
  Discount rate ........         4.79%

January 5, 2007 - Debt Issued
-----------------------------
  Principal ............                        $400,000
  Shares upon conversion                         863,320
  Exercise price .......                         $0.2295
  Market price .........                           $0.51
  Expected life (years)                              3.0
  Volatility ...........                            166%
  Discount rate ........                           4.79%

March 31, 2007
--------------
  Principal ............      $600,000          $400,000
  Shares upon conversion     1,484,432           975,465
  Exercise price .......        $0.242            $0.242
  Market price .........         $0.44             $0.44
  Expected life (years)            2.5               2.8
  Volatility ...........          190%              190%
  Discount rate ........         4.60%             4.60%

June 15, 2007
-------------
  Principal ............                                          $200,000
  Shares upon conversion                                           531,915
  Exercise price .......                                            $0.376
  Market price .........                                             $0.94
  Expected life (years)                                                0.3
  Volatility ...........                                            218.2%
  Discount rate ........                                             4.94%

June 30, 2007
-------------
  Principal ............      $600,000          $400,000          $200,000
  Shares upon conversion       802,506           527,467           500,000
  Exercise price .......         $0.44             $0.44             $0.40
  Market price .........         $0.76             $0.76             $0.76
  Expected life (years)            2.2               2.5               0.3
  Volatility ...........        218.2%            218.2%            218.2%
  Discount rate ........         4.89%             4.89%             4.94%

August 2007 Issued and Amended
------------------------------
  Principal ............                                                              $1,310,000
  Shares upon conversion                                                               8,583,333
  Exercise price .......                                                          $0.12 to $0.20
  Market price .........                                                          $0.20 to $0.30
  Expected life (years)                                                                      2.0
  Volatility ...........                                                                    218%
  Discount rate ........                                                                   4.94%

September 30, 2007
------------------
  Principal ............      $600,000          $400,000          $200,000            $1,310,000
  Shares upon conversion     6,417,112         4,278,075         1,923,077            12,596,154
  Exercise price .......         $0.09             $0.09             $0.10                 $0.10
  Market price .........         $0.15             $0.15             $0.15                 $0.15
  Expected life (years)            2.0               2.0               1.8                   1.8
  Volatility ...........          232%              232%              232%                  232%
  Discount rate ........         4.01%             4.01%             4.01%                  4.1%

NOTE 9   STOCKHOLDERS' DEFICIT

Common Stock Issued Pursuant to Warrant Exercise
------------------------------------------------

         On March 6, 2007, the Company issued 33,300 shares of its common stock pursuant to the exercise of common stock warrants at an exercise price of $0.675 per share for an aggregate exercise price of $22,500.

Common Stock Issued For Services
--------------------------------

         During 2006, the Company granted common stock to certain directors that vest at a rate of 25% every three months. During the nine months ended September 30, 2007, a total of 200,000 shares of common stock vested and were recorded as issued and outstanding. The fair value of the shares of common stock on the grant dates are being recognized over the vesting period. During the nine months ended September 30, 2007, a total of $155,000 was recorded as equity and charged to operations as an expense.

         During 2006, the Company has entered into agreements with third parties to provide various services including investor relation services, equity research about the Company and financial consulting services. Pursuant to these agreements, the Company issued vested shares of common stock. The fair value of the shares of common stock on the grant dates are being recognized over the terms to the agreements. During the nine months ended September 30, 2007, a total of $397,200 was recorded as equity and charged to operations as an expense for shares issued in 2006. The remaining unamortized balance of $51,536 as of September 30, 2007, has been recorded as deferred consulting fees treated as a reduction in additional paid-in capital and will be expensed in future periods.

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

         On May 1, 2007, the Company entered into an agreement with Pro345, LLC to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Pro345, LLC 150,000 vested shares of the Company's common stock valued at $127,500 or $0.85 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of either party. The fair value of $42,500 will be amortized to operating expenses during the nine months ended September 30, 2007.

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

         On July 15, 2007, the Company issued Dana Salvo 100,000 vested shares of the Company's common stock valued at $51,000 or $0.51 per share determined using the market stock price as of the date of the grant for consulting services rendered to the Company. The fair value of $51,000 was charged to consulting fees on July 15, 2007.

         On July 20, 2007, the Company entered into an agreement with Brett Gold to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Brett Gold 100,000 vested shares of the Company's common stock valued at $53,000 or $0.53 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months commencing July 1, 2007, and is renewable at the option of the Company. The fair value of $53,000 will be amortized to operating expenses over the six-month term of the agreement.

Common Stock Issued For Debt Modification and Waiver Agreements
---------------------------------------------------------------

         On July 31, 2007, the Company entered into a settlement agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC, (collectively, the "Subscribers"). Pursuant to which the Company issued an aggregate of 500,000 shares of the Company's common stock to the Subscribers as further described in Note 6. These shares were valued at $140,000 or $0.28 per share (the closing market price of the Company's common stock on the day of issuance) and this value was charged to interest expense on July 31, 2007.

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

Common Stock Warrants, Options and Valuation
--------------------------------------------

         The Company had outstanding vested and unvested warrants and options as follows:

                                        SEPTEMBER 30,
         Exercisable Securities             2007
         ----------------------         -------------
         Warrants .............          $ 20,416,713
         Options ..............             1,149,762

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

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                             Weighted
                                                 Weighted     Average
                                                 Average     Remaining    Aggregate
                                                 Exercise   Contractual   Intrinsic
Non-Employee Warrants                 Shares       Price       Term         Value
---------------------               ----------   --------   -----------   ---------
Outstanding at January 1, 2007 ..      200,000    $ 1.25       5.00            -
Granted .........................            -    $    -          -            -
Exercised .......................            -    $    -          -            -
Forfeited or expired ............            -    $    -          -            -
                                    ----------    ------       ----         ----

Outstanding at September 30, 2007      200,000    $ 1.25       5.00            -
                                    ==========    ======       ====         ====
Exercisable at September 30, 2007      200,000    $ 1.25       5.00            -
                                    ==========    ======       ====         ====

Warrants Issued for Cash or Related to Debt
-------------------------------------------

         The following is a summary of warrant activity for warrants sold for cash or related to debt:

                                                             Weighted
                                                 Weighted     Average
                                                 Average     Remaining    Aggregate
                                                 Exercise   Contractual   Intrinsic
Warrants Issued for Cash              Shares      Price        Term         Value
------------------------            ----------   --------   -----------   ---------
Outstanding at January 1, 2007 ..    9,654,550    $ 1.00       3.22            -
Granted .........................   11,000,000    $ 0.58       3.00            -
Exercised .......................      (33,300)   $ 0.68          -            -
Forfeited or expired ............     (404,537)   $ 0.68          -            -
                                    ----------    ------       ----         ----

Outstanding at September 30, 2007   20,216,713    $ 0.92       3.05            -
                                    ==========    ======       ====         ====
Exercisable at September 30, 2007   20,216,713    $ 0.92       3.05            -
                                    ==========    ======       ====         ====

         The weighted average valuation assumptions for grants other than with the sale of common stock or issuance of debt for cash during 2006 are as follows:

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

         On July 11, 2007, pursuant to Trafalgar Capital Specialized Investment Fund, Luxembourg's purchase of secured convertible debentures, the Company issued an aggregate of 3,000,000 warrants to purchase common stock at a price of 85% of the Fixed Conversion Price component of the convertible debentures, per share. The warrants are exercisable for a period of five years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance.

         On August 1, 2007, the Company entered into an Amendment to Securities Purchase Agreement, Secured Convertible Debenture and Security Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") under which (i) the exercise price of the Warrants issued to Trafalgar pursuant to the convertible debt financing which closed on July 11, 2007 (the "Financing") was reduced to $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of the Warrants will be increased to $0.50 per share; (ii) the Company agreed to issue to Trafalgar a warrant exercisable for an additional 5 million shares at $0.23 per share, provided, however, that if after registration of the shares issuable upon exercise of the Warrants, shares of the Company's common stock trade above $0.75 per share for 30 consecutive trading days, the exercise price of this Warrant will be increased to $0.646 per share and the number of shares exercisable pursuant to the Warrant will be reduced to 2 million; and
(iii) the Fixed Price component of the variable conversion price discussed above of the Convertible Debenture was reduced to $0.23.

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At September 30, 2007, the Company had the following non-plan options outstanding and exercisable:

                          Outstanding Options              Exercisable Options
                   ----------------------------------    ----------------------
                                 Weighted    Weighted                  Weighted
   Range of                       Average     Average                   Average
   Exercise           Number     Remaining   Exercise       Number     Exercise
    Price          Outstanding     Life        Price     Exercisable    Price
---------------    -----------   ---------   --------    -----------   --------
$0.485 to $0.70     1,050,000    5.5 Years   $   0.66     1,000,000    $   0.66
                   ===========                           ===========

         A summary of the changes in non-plan stock options outstanding is presented below:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding as of January 1, 2007 .........   1,000,000      $   0.70
Options granted ...................................     200,000      $   0.48
Options exercised .................................           -      $      -
Options cancelled .................................           -      $   0.48
Options forfeited .................................    (150,000)     $   0.70
                                                      ---------      --------
Non-plan options outstanding at September 30, 2007    1,050,000      $   0.66
                                                      =========      ========
Weighted average fair value of options granted
  during the nine months ended September 30, 2007 ....               $   0.48
                                                                     ========

         The weighted average valuation assumptions for grants during 2007 are as follows:

Expected volatility ..........    166%
Weighted average volatility ..    166%
Expected dividends ...........       0
Expected term (in years) .....       5
Risk-free rate ...............   4.75%

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

         On January 8, 2007, the Company's Board of Directors appointed David Shapiro as a Board member. The Company granted David Shapiro an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. 50,000 shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. An expense for director fees of $96,464 was recognized 25% on January 8, 2007 with the balance (excluding the $24,226 related to cancelled options) recognized over the remaining vesting period based in a Black-Scholes option pricing model using the following assumptions: stock price $0.485, expected term five (5) years, volatility 166%, zero expected dividends and a 4.75% discount rate. Options to purchase a total of 150,000 shares were vested as of September 30, 2007.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan. No grants of options have been made from this plan as of September 30, 2007; however, 800,000 shares of common stock have been granted under this plan as of this period end.

         At September 30, 2007, the Company had the following plan options outstanding and exercisable:

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
                =======                                   =======

         The following is a summary of the changes in plan options outstanding:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at January 1, 2006 ............     101,206      $   7.25
Options exchanged in recapitalization .............           -      $      -
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................      (1,444)     $   2.63
                                                      ---------      --------
Plan options outstanding at September 30, 2007 ....      99,762      $   7.30
                                                      =========      ========

Plan options exercisable at September 30, 2007 ....      99,762
                                                      =========

Weighted average fair value of options granted
  during the period ...............................                  $      -
                                                                     ========

Former DynEco 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, DynEco reserved a total of 33,333 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of September 30, 2007, options to purchase 22,278 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, DynEco reserved a total of 25,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired. As of September 30, 2007, options to purchase 70,817 shares are outstanding under the 2001 Equity Incentive Plan.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Form S8 registering the shares issuable under this plan with the Securities and Exchange Commission. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of September 30, 2007, a total of 800,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 above. No grants of options have been made from the Plan as of September 30, 2007.

Share-Based Compensation
------------------------

         For the nine months ended September 30, 2007 and 2006, the Company recognized compensation costs for employees, directors, consultants and others totaling $1,002,878 and $1,090,676, respectively. These amounts increased the Company's operating expenses and equity during these periods.

         As of September 30, 2007, the Company has $51,536 in compensation costs related to nonvested share-based awards not yet recognized as expense, and the weighted average period the Company expects to recognize these costs is two (2) months. These costs included $51,536 related to consulting agreements. This additional compensation cost will increase the Company's operating expenses in future periods.


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

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Consulting Contracts with Directors
-----------------------------------

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company has recognized consulting fee expense of $5,000 for the nine months ended September 30, 2007. Mr. Dyer, a former member of the Company's Board of Directors, owns 75% of Innovations Publishing.

         On November 3, 2006, the Company entered into a consulting agreement with E. H. Winston & Associates, pursuant to which Mr. Winston, a director of the Company, provides the Company with general business consulting services and advice. The initial term of the consulting agreement was three months. On February 5, 2007, the parties extended the agreement until June 5, 2007. The Company was to pay E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses. The Company has recorded $60,000 in professional fees related to the agreement during fiscal year 2007.

         On November 17, 2006, the Company entered into another consulting services agreement with E. H. Winston & Associates pursuant to which Mr. Winston would identify and introduce the Company to prospective investors and would assist the Company in preparing introductory materials in connection therewith. The term of this agreement is six months unless terminated earlier by either party. The Company may terminate this agreement for any reason on 14 days' prior written notice. The Company was to pay E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses related to this November 17, 2006 agreement. In addition, if the Company enters into a financial commitment with any prospective investor introduced by E. H. Winston & Associates, the Company will pay an additional fee of $8,000 for each $100,000 of financial commitment or part thereof. In addition, if the Company issues warrants in connection with such financial commitment, the Company will issue to E. H. Winston & Associates a warrant exercisable for a number of shares equal to 10% of the warrants issued by the Company in connection with such financial commitment. The Company has recorded $50,000 in expenses related to this agreement during fiscal year 2007.

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of September 30, 2007, Street Venture Partners LLC owned 1,066,666 shares or approximately 7.2% of the Company's issued and outstanding common stock.

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

         At September 30, 2007, Claudale Ltd. owned 693,333 shares or approximately 4.9% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         At September 30, 2007, Brian J. Brandano owned 292,243 shares or approximately 2.0% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman and was employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At September 30, 2007, the Company owed $110,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.


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


NOTE 13  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at September 30, 2007.

Operating Leases
----------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008. Rent expense for the nine months ending September 30, 2007 and 2006 was $324,566 and $194,921, respectively.

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

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. On October 30, 2007, Stephen Hicks filed an answer and counterclaim to the Company's complaint filed March 2, 2007, alleging breach of the Agreement regarding the convertible debenture payable and other financial matters pursuant to the Agreement. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $204,420 related to this obligation on its consolidated balance sheet as of September 30, 2007. The Company believes it has recorded all other financial obligations due under the Agreement.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and October 30, 2007.

         From time to time, we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.


NOTE 14  SUBSEQUENT EVENTS

         On October 1, 2007, the Company entered into a six-month consulting agreement with Pro345, LLC to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Pro345, LLC 350,000 vested shares of the Company's common stock valued at $52,500 or $0.15 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of either party. The fair value of $52,500 will be amortized to operating expenses over the six-month term of the agreement beginning October 1, 2007.

         On October 15, 2007, the Company issued director David Shapiro 100,000 shares of the Company's common stock valued at $17,000 or $0.17 per share determined using the market stock price as of the date of grant for professional services rendered to the Company. The fair value of $17,000 will charged to operating expenses.

         On October 16, 2007, the Company's Board of Director granted 200,000 fully vested shares of the Company's common stock to Dan Brandano, Chairman and Chief Executive Officer, pursuant to an employment agreement. The common stock was valued at $18,000 or $0.18 per share (the closing market price of the Company's common stock on the day of issuance). This value was charged to director fees in October 2007 for prior service.

         On October 25, 2007, the Company entered into an agreement with Miller Investments to extend the maturity date of a $150,000 promissory note from August 15, 2007 to December 15, 2007 as further described in Note 6. In consideration for this note extension, the Company agreed to issue Miller Investments 150,000 shares of its common stock valued at $34,500 or $0.23 per share (the closing market price of the Company's common stock on the day of issuance). This value will be recorded as debt discount and amortized to interest expense over the extended term of the loan.

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

         The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report.


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


CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation Plans

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under one active and two expired stock-based non-qualified compensation plans. The Board of Directors administers these plans. There were no grants under these plans during 2007. Terms and prices are determined by the compensation committee or the board. At September 30, 2007, options exercisable for 99,762 shares of common stock were outstanding pursuant to these plans.

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the shares issuable under this plan. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of September 30, 2007, a total of 800,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 to the consolidated financial statements.

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


RESULTS OF OPERATIONS

Overview

         From January 1, 2006 to the acquisition of CIL on February 8, 2006 the Company had limited operations and no revenues. Revenues for the three months ended March 31, 2006 were derived from DLG, CIL and IRT/ITR as we began to expand in the leisure travel market through acquisitions. Operating expenses for the three and nine months ended September 30, 2007, are a combination of the operating expenses of DLG, CIL and IRT/ITR and expenses incurred to establish the corporate infrastructure, technology, and operational functions of the Company as a whole to support the planned growth of the business.

Three-Month Periods Ended September 30, 2007 and 2006 (third quarter)
---------------------------------------------------------------------

REVENUE

         Revenues increased for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $1,940,075      90%    $1,044,177      80%      86%
Airline tickets and related fees      222,788      10%       248,093      20%     (10%)
General service agreement fees .            -       -%         7,235       -%     100%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $2,162,863     100%    $1,299,505     100%      66%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis.


COST OF REVENUE

         Cost of revenues increased for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue
                                   ----------   -------   ----------   -------

Vacation packages ..............   $1,772,459      91%    $  835,374     80%
Airline tickets and related fees        5,734       3%        40,764     16%
                                   ----------   -------   ----------   -------
Total ..........................   $1,778,193      82%    $  876,138     67%
                                   ==========   =======   ==========   =======

         Cost of revenues related to the sale of vacation packages includes the cost of hotel room, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees. The cost of revenues increased for the three months ended September 30, 2007 as compared to the corresponding period of 2006, and the percentage of cost of revenues to revenues increased 15% between periods. The increase in the percentage of cost of revenue to revenue is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects cost of revenues as a percentage of revenues to return to its historical percentages.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full utilization of its TourScape software system.

GROSS PROFIT

         Gross profit decreased for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $  167,616       9%    $  208,803      20%     (20%)
Airline tickets and related fees      217,054      97%       209,829      85%       3%
General service agreement fees .            -       -%         4,735      65%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $  384,670      18%    $  423,367      33%      (9%)
                                   ==========   =======   ==========   =======   ======

         Our gross profit decreased for the three months ended September 30, 2007 as compared to the corresponding period of 2006 and the percentage of gross profit to revenues decreased. The decrease in gross profit is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects the gross profit percentage to return to its historical percentages.


OPERATING EXPENSES

         Our operating expenses decreased throughout the Company for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                2007                           2006
                                   -----------------------------  -------------------------------
                                                         Stock-                          Stock-
                                               Percent   Based                Percent    Based
                                                 of      Compen-                of       Compen-
                                      Total    Revenue   sation      Total    Revenue    sation
                                   ----------  -------  --------  ----------  -------  ----------
Employee compensation ..........   $  546,874    25%    $      -  $  592,152    46%    $        -
Financial consulting ...........      120,786     6%      84,750     702,777    50%       663,576
Legal expense ..................       51,478     2%           -      50,412     4%             -
Depreciation & amortization ....      292,141    14%           -     336,221    26%             -
Internal accounting and external
 auditing expense ..............       83,555     4%           -     142,949    11%             -
Director fees ..................       54,116     3%      54,116     272,000    21%       270,000
Investor relations .............       77,735     4%      73,714     157,100     3%       157,100
Other G&A expenses .............      300,408    14%           -     235,281    32%             -
                                   ----------  -------  --------  ----------  -------  ----------
Total ..........................   $1,527,093    71%    $212,580  $2,488,892   192%    $1,090,676
                                   ==========  =======  ========  ==========  =======  ==========

         Operating expenses for the quarter ended September 30, 2007 were $1,527,093 compared to $2,488,892 for the corresponding period for 2006. As a result, our total operating expenses as a percentage of revenues was 71% for the three months ended September 30, 2007 as compared to 192% for the corresponding period of 2006. Financial consulting expense decreased as result of less amortization of consulting agreements entered into in the current and prior quarters than in 2006. Internal accounting and external auditing expense decreased as the 2006 auditing expense included additional accounting and auditing services related to the CIL and IRT/ITR acquisitions and filing of a registration statement. Director fees decreased as a result of less amortization of share-based compensation in the current quarter compared to the corresponding period of the prior year. Investor relations expense decreased as a result of less amortization of service agreements being expensed during the three months ended September 30, 2007, compared to the same period in 2006. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the third quarter of 2007 included $212,580 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties as compared to $1,090,676 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.


OTHER INCOME / EXPENSE

         Our interest expense decreased for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $  487,968   $  221,956
Amortization of debt discount on convertible debt ....      705,841    1,111,633
                                                         ----------   ----------
Total ................................................   $1,193,809   $1,333,589
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of the third quarter of 2007. The increase in regular interest expense on outstanding debt obligations is a result of greater borrowing levels during the quarter ended September 30, 2007 compared to the corresponding period of the prior year.

         The fair value adjustment for outstanding warrants and options as of September 30, 2007 resulted in the recognition of non-cash income of $7,365,323 for the three months ended September 30, 2007, compared to non-cash income for the corresponding period of the prior year of $817,101. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At September 30, 2007 and 2006 the Company had 12,416,713 and 2,304,500 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.15 and $1.16 per share and the volatility factor was 232% and 142%, respectively.

         The embedded conversion option valuation for the quarter ended September 30, 2007 resulted in expense of $1,608,632. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $2,310,000 with a conversion price at a 20% to 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.

NET INCOME (LOSS)

         The Company had net income during the quarter ended September 30, 2007, of $3,421,205 compared to a net loss of $2,622,012 in the corresponding period in 2006. The net income for the quarter ended September 30, 2007, includes non-cash income from warrant and option liability revaluation of $7,365,323, non-cash general and administrative expenses of $212,580 from stock-based compensation, depreciation and amortization expense of $292,141, non-cash interest expense of $705,841 attributed to the issuance of securities and related amortization of the resulting debt discount and non-cash embedded conversion option revaluaton expense of $1,608,632.

         The net loss for the quarter ended September 30, 2006, was 2,622,012 and includes non-cash general and administrative expenses of $1,090,676 from stock-based compensation, depreciation and amortization expense of $336,221, non-cash loss on disposal of fixed assets of $42,667 and non-cash interest expense of $1,111,633 attributed to the issuance of securities and related amortization of the resulting debt discount. The non-cash expenses were partly offset by non-cash income from warrant and option liability revaluation of $817,101.

Nine-Month Periods Ended September 30, 2007 and 2006 (nine months)
------------------------------------------------------------------

REVENUE

         Revenues increased for the nine months ended September 30, 2007, compared to the corresponding period ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $5,493,283      89%    $3,547,323      83%      55%
Airline tickets and related fees      684,775      11%       706,012      16%      (3%)
General service agreement fees .            -       -%        53,980       1%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $6,178,058     100%    $4,307,315     100%      43%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages, the sale of airline tickets, recorded on a net revenue basis. Our increase in revenues is the result of our having a full nine months of operation in 2007 compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions of CIL and IRT/ITR, respectively.


COST OF REVENUE

         Cost of revenues increased for the nine months ended September 30, 2007, compared to the corresponding period ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue
                                   ----------   -------   ----------   -------

Vacation packages ..............   $4,991,677     91%     $2,858,710     81%
Airline tickets and related fees       28,389      4%        182,765     26%
                                   ----------   -------   ----------   -------
Total ..........................   $5,020,066     81%     $3,041,475     71%
                                   ==========   =======   ==========   =======

         Cost of revenues related to the sale of vacation packages include the cost of hotel room, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees. The cost of revenues increased for the nine months ended September 30, 2007 compared to the corresponding period of 2006 and the percentage of cost of revenues to revenues increased. The increase in cost of revenues is the result of our having a full nine months of operations in 2007 as compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions CIL and IRT/ITR, respectively. The increase in the percentage of cost of revenue to revenue is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects cost of revenues as a percentage of revenues to return to its historical percentages.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full deployment of its TourScape software system.


GROSS PROFIT

         Gross profit decreased for the nine months ended September 30, 2007, compared to the corresponding period ended September 30, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $  501,606       9%    $  688,613      19%     (27%)
Airline tickets and related fees      656,386      96%       525,747      74%      25%
General service agreement fees .            -       -%        51,480      95%       -%
                                   ----------   -------   ----------   -------   ------
Total ..........................   $1,157,992      19%    $1,265,840      29%      (9%)
                                   ==========   =======   ==========   =======   ======

         Our gross profit decreased for the nine months ended September 30, 2007 compared to the corresponding period of 2006 and the percentage of gross profit to revenues decreased. The decrease in gross profit between periods is the result certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects the gross profit percentage to return to its historical percentages.

OPERATING EXPENSES

         Our operating expenses increased throughout the Company for the nine months ended September 30, 2007, compared to the corresponding period ended September 30, 2006 as follows:

                                                2007                             2006
                                   -------------------------------  -------------------------------
                                                          Stock-                           Stock-
                                               Percent    Based                 Percent    Based
                                                 of       Compen-                 of       Compen-
                                      Total    Revenue    sation      Total     Revenue    sation
                                   ----------  -------  ----------  ----------  -------  ----------
Employee compensation ..........   $1,626,068    26%    $        -  $1,615,230    38%    $        -
Financial consulting ...........      591,950    10%       388,016     805,282    19%       705,612
Legal expense ..................      155,937     3%             -      76,323     2%             -
Depreciation & amortization ....      760,089    12%             -     420,782    10%             -
Internal accounting and external
 auditing expense ..............      291,405     5%             -     489,736    11%             -
Director fees ..................      251,464     4%       227,348     272,000     -        270,000
Investor relations .............      463,627     8%       387,514     183,100     4%       157,100
Other G&A expenses .............    1,168,154    19%             -     992,340    23%             -
                                   ----------  -------  ----------  ----------  -------  ----------
Total ..........................   $5,308,694    86%    $1,002,878  $4,854,793   113%    $1,132,712
                                   ==========  =======  ==========  ==========  =======  ==========

         Operating expenses for the nine months ended September 30, 2007 were $5,308,694 compared to $4,854,793 for the corresponding period for 2006. This increase is the result of having a full nine months of operation in 2007 compared to revenues subsequent to our acquisitions in 2006 of CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively, and the addition of corporate expenses to execute our business plan. As a result, our total operating expenses as a percentage of revenues was 86% for the nine months ended September 30, 2007 compared to 113% for the corresponding period of 2006. This increase is the result of increased employee head count in the areas of marketing/product development, supplier contract administration and executive management. Legal expense increased as result of the Company's Securities and Exchange Commission filing requirements and the handling of various legal matters. Internal accounting and external auditing expense decreased as the 2006 auditing expense included additional accounting and auditing services related to the CIL and IRT/ITR acquisitions. Director fees changed as a result of the vesting of securities granted to directors during the periods. Investor relations expense increased as a result of the amortization of service agreements entered into in 2006 and cash-based expense incurred in 2007. Other general and administrative expenses increased as a result of having a full nine months of operations with all the acquired companies. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the nine months ended September 30, 2007 included $1,002,878 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties compared to $1,132,712 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

OTHER INCOME / EXPENSE

         Our interest expense decreased for the nine months ended September 30, 2007, compared to the quarter ended September 30, 2006 as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $1,004,762   $  830,070
Amortization of debt discount on convertible debt ....    1,744,732    2,688,414
                                                         ----------   ----------
Total ................................................   $2,749,494   $3,518,484
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of the first nine months of 2007. The increase in regular interest expense on outstanding debt obligations is a result of greater borrowing levels during the nine months ended September 30, 2007 compared to the corresponding period of the prior year.

         The Company recorded a non-cash loss on extinguishment of debt of $76,635 during the first nine months of 2007. The 2007 loss of $76,635 represented the value of shares of common stock issued to a convertible note holder pursuant to an April 13, 2007 settlement. The 2006 loss included $180,000 representing the value of 200,000 shares of common stock issued to convertible note holders pursuant to the January 13, 2006 Modification and Waiver Agreement and $28,442 representing the value of additional warrants issued to the convertible note holders and the write off of certain deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants valued at $233,227 on the modification date.

         The fair value adjustment for outstanding warrants and options as of September 30, 2007 resulted in the recognition of non-cash income of $5,103,208 for the nine months ended September 30, 2007 as compared to a non-cash income for the corresponding period of the prior year of $38,550. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At September 30, 2007 and 2006, the Company had 21,416,713 and 2,304,500 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.15 and $1.16 per share and the volatility factor was 232% and 142%, respectively.

         The embedded conversion option valuation for the nine months ended September 30, 2007 resulted in expense of $2,191,815. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $2,310,000 with a conversion price at a 20% to 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.

NET INCOME (LOSS)

         The Company a net loss during the nine months ended September 30, 2007, of $4,063,054 compared to a net loss of $7,312,316 in the corresponding period in 2006. The net loss for the nine months ended September 30, 2007, includes non-cash general and administrative expenses of $1,002,878 from stock-based compensation, depreciation and amortization expense of $760,089, non-cash interest expense of $1,744,732 attributed to the issuance of securities and related amortization of the resulting debt discount and non-cash embedded conversion option revaluation expense of $2,191,815. These non-cash expenses were partly offset by non-cash income from warrant and option liability revaluation of $5,103,208.

         The net loss for the nine months ended September 30, 2006, was $7,312,316 and includes non-cash general and administrative expenses of $1,132,712 from stock-based compensation, depreciation and amortization expense of $420,782, non-cash interest expense of $2,688,414 attributed to the issuance of securities and related amortization of the resulting debt discount, non-cash extinguishment of debt and non-cash loss on disposal of fixed assets of $42,667. The non-cash expenses were partly offset by non-cash income from warrant and option liability revaluation of $38,550.


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

Period from January 1, 2007 to September 30, 2007

         At September 30, 2007, we had cash of $213,215. The following table reflects the cash flow activities during the first nine months of 2007 and 2006:

                                                       2007             2006
                                                       ----             ----

Cash used by operating activities .............    $(1,649,497)     $(2,381,546)
Cash provided by (used in) investing activities            745         (121,045)
Cash provided by financing activities .........      1,658,056        2,758,462
                                                   -----------      -----------
Increase (decrease) in cash ...................    $     9,304      $   255,871
                                                   ===========      ===========

Operating activities

         For the nine months ended September 30, 2007, the Company used cash in operating activities of $1,649,497. Cash was used to fund the Company's loss from operations of $4,150,702 offset by non-cash expenses consisting of general and administrative expenses of $1,002,878 from stock-based compensation and depreciation and amortization expense of $760,089. Cash used for operations included an increase in accounts receivable of $23,805 and prepaid customer travel costs of $76,990 and a decrease in deferred revenues and customer deposits of $26,836. Cash was generated from operations by decreasing other assets by $18,739 and increasing accounts payable and accrued expenses by $1,735,393.

Investing activities

         For the nine months ended September 30, 2007, the Company provided cash from investing activities of $745 by converting investments to cash.

Financing activities

         For the nine months ended September 30, 2007, the Company provided cash from financing activities of $1,658,056. Cash was received from the proceeds of a $2,060,000 convertible promissory note, $22,500 from the issuance of common stock from the exercise of a warrant and $60,000 advanced from an employee. The Company used cash for the payment of debt issuance costs of $312,114, $151,207 repayment of an acquisition payable and principal payments on capital leases of $21,123.

Primary source of liquidity

         As of September 30, 2007, our primary source of liquidity was $213,215 of cash and $163,126 of accounts receivable. At September 30, 2007, the Company had a working capital deficit of $15,206,223, primarily due to warrant and option liability of $2,697,044, embedded conversion option liability of $3,458,891, acquisitions payable of $1,288,793, and convertible notes payable of $4,355,792 partially offset by debt discount of $527,552. The convertible notes payable consists of promissory notes convertible into approximately 27,045,687 shares of the Company's common stock as of September 30, 2007. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of September 30, 2007, the Company has vested and outstanding warrants, non-plan and plan options to purchase 20,416,713, 1,000,000 and 99,762 shares of the Company's common stock with weighted average exercise prices of $0.92, $0.66 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised.

         At September 30, 2007, the Company had total assets of $9,187,092, of which non-current assets consisted of $8,033,012; goodwill of $2,902,196; intangible assets of $3,750,968; deposits of $100,595; debt issue cost of $311,358 and $967,895 of property and equipment. Total liabilities were $17,107,407, including long-term liabilities of $747,104. Total shareholders' deficit was $7,920,315. On September 30, 2007, we were in default on $1,482,500 in convertible promissory notes and $156,434 in notes payable. We anticipate settling the balance owing on the convertible promissory notes through issuance of common stock also; however, as of November 19, 2007, this had not yet occurred nor is there any assurance that this will take place.

         We have relied upon convertible debt and equity financing in order to fund our operating deficit. Our inability to generate cash flow in excess of immediately needed funds has created a situation where we will require additional capital from external sources. There is no guarantee that we will be able to obtain any necessary financing on terms favorable to us, if at all.

         As of September 30, 2007, our sources of internal and external financing are limited. Additionally, as part of the acquisitions of IRT/ITR, we issued 700,000 shares of the Company's common stock, agreed to pay up to $1,000,000 in additional cash, and issued a $1,450,000 secured Convertible Note Payable. While we anticipate that all of our Convertible Note Payables will convert to shares of the Company's common stock, which would reduce our potential cash payment for the notes, the issuance of additional shares of our common stock would further dilute our existing shareholders' holdings. It is not expected that the internal sources of liquidity will improve until net cash is provided from operating activities and, until such time, we will rely upon external sources of liquidity, including additional private placements of the Company's common stock and exercise of various outstanding stock warrants and stock options. We are hopeful that the continued listing of our shares on the OTC Bulletin Board and expansion of our business opportunities in the leisure travel market will help increase the Company's market capitalization, encourage the exercise of outstanding warrants and attract new sources of financing. We have no understandings or commitments from anyone with respect to external financing, and we cannot predict whether we will be able to secure necessary funding when needed, or at all. As we continue to expand our business and deploy our technology in our leisure travel business, our current monthly cash flow requirements will exceed our near-term cash flow from operations. Even if we are not required to meet our financing and interest payment needs from cash, and instead our investors convert their outstanding convertible notes to common stock, our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development and expansion into new markets in the near future. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements; therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

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

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. On October 30, 2007, Stephen Hicks filed an answer and counterclaim to the Company's complaint filed March 2, 2007, alleging breach of the Agreement regarding the convertible debenture payable and other financial matters pursuant to the Agreement. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $204,420 related to this obligation on its consolidated balance sheet as of September 30, 2007. The Company believes it has recorded all other financial obligations due under the Agreement.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and March 5, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         On October 16, 2007, the Company's Board of Director granted 200,000 fully vested shares of the Company's common stock to Dan Brandano, Chairman and Chief Executive Officer, pursuant to an employment agreement. The common stock was valued at $18,000 or $0.18 per share (the closing market price of the Company's common stock on the day of issuance). This value was charged to director fees in October 2007 for prior service. The issuance of the common stock was exempt from the registration requirements of the Act by reason of
Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.

         On October 25, 2007, the Company entered into an agreement with Miller Investments to extend the maturity date of a $150,000 promissory note from August 15, 2007 to December 15, 2007, as further described in Note 6. In consideration for this note extension, the Company agreed to issue Miller Investments 150,000 shares of its common stock valued at $34,500 or $0.23 per share (the closing market price of the Company's common stock on the day of issuance). This value will be recorded as debt discount and amortized to interest expense over the extended term of the loan. The issuance of the common stock was exempt from the registration requirements of the Act by reason of
Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS


10.1 Settlement Agreement dated July 31, 2007 by and between the Company and the Subscribers named therein and Form of Amended and Restated Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 6, 2007)

10.2 Modification and waiver agreement dated October 25, 2007 between the Company and Miller Investments, LLC related to a convertible promissory note dated May 1, 2007.

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


Dated:   November 19, 2007              DYNAMIC LEISURE CORPORATION


                                        By: /s/ Daniel G. Brandano
                                            ----------------------
                                            Daniel G. Brandano
                                            Chief Executive Officer



                                  EXHIBIT INDEX

10.1 Settlement Agreement dated July 31, 2007 by and between the Company and the Subscribers named therein and Form of Amended and Restated Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 6, 2007)

10.2 Modification and waiver agreement dated October 25, 2007 between the Company and Miller Investments, LLC related to a convertible promissory note dated May 1, 2007.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.