Form 10KSB
period 2007-12-31
DYNAMIC LEISURE CORP
filed 2008-04-15
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                        Commission File Number 333-07953

                           DYNAMIC LEISURE CORPORATION
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

The issuer's revenues for the fiscal year ended December 31, 2007 were $8,101,205.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. April 9, 2008: $1,843,991.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes[ ]  No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                      Outstanding as of  April 9, 2008

       Common Stock, $0.01                         16,888,557

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Forward Looking Statements..................................................   3

Item 1.  Description of Business............................................   4

Item 2.  Description of Property............................................  25

Item 3.  Legal Proceedings..................................................  25

Item 4.  Submission of Matters to a Vote of Security Holders................  26

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities...............  26

Item 6.  Management's Discussion and Analysis or Plan of Operation..........  31

Item 7.  Financial Statements...............................................  43

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  43

Item 8A. Controls and Procedures............................................  43

Item 8B. Other Information..................................................  44

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons,
         Compliance With Section 16(a) of the Exchange Act..................  45

Item 10. Executive Compensation.............................................  48

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ........................  48

Item 12. Certain Relationships and Related Transactions.....................  51

Item 13. Exhibits...........................................................  51

Item 14. Principal Accountant Fees and Services.............................  55

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

You should read the following summary together with the more detailed information regarding us by means of this Form 10-KSB and our financial statements and notes to those statements appearing elsewhere in this Form 10-KSB. This summary highlights information contained elsewhere in this Form 10-KSB.

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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Dynamic Leisure Corporation is engaged in the business of marketing, selling and distributing a variety of vacation packages, cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the fiscal years ended December 31, 2007 and 2006, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.

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

Through our websites, www.Changes.com and www.eCasual.com, consumers can search for and price cruises and vacation packages. Through our website www.IslandResortTours.com, travel agencies and other travel resellers can search for and price vacation packages for their clients. At December 31, 2007, we have 8 travel consultants and customer service representatives headquartered in our 10,000 square foot facility in Tampa, Florida and 5 travel consultants and customer service representatives in our New York office with whom both our wholesale and retail customers may contact via toll-free telephone or email to purchase vacation packages.

The Company intends to grow in 2008 by continuing to focus on the leisure travel markets of the Caribbean and Mexico, by expanding its travel products for destinations in Florida, California, Las Vegas, Hawaii, Europe, and Central and South America, and by developing a more prominent Internet presence.

We are a Minnesota corporation with our principal executive offices located at 5680A W. Cypress Street Tampa, Florida 33607. Our telephone number is (813) 877-6300.

The report of our independent registered public accounting firm with respect to our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 includes an explanatory paragraph wherein the auditors expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For the fiscal years ended December 31, 2007 and 2006, the Company had revenues of $8,101,205 and $5,817,252, a net loss of $5,674,960 and $11,009,388 and cash used in operations of $1,658,698 and $2,720,651, respectively.

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

In January 2006, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with the former shareholders of Dynamic Leisure Group, Inc., a privately held Florida corporation ("Dynamic Leisure"), under which the Company acquired all of the outstanding capital stock of Dynamic Leisure, and Dynamic Leisure became a wholly owned subsidiary of the Company. Dynamic Leisure was founded in May 2005 for the purpose of consolidating leisure-based travel products, such as airfares, hotels, car rentals, excursions, and tours, using proprietary dynamic packaging software.

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

Through our websites and customer service center, customers can search for, inquire about, price and purchase vacation packages and other travel-related products. We have experienced travel consultants and customer service representatives available to both our wholesale and retail customers via toll-free telephone or e-mail to assist customers in selecting and purchasing vacation packages and stand-alone travel-related products. We have established relationships with leading hotels, car rental agencies and cruise lines which enable us to offer competitive rates at thousands of hotel properties, including but not limited to hoteliers, such as Hilton, Marriott, Leading Hotels, Starwood, Accor (Sofitel, Novotel, Mercure and Ibis), Best Western and hundreds of individual hotels, and numerous car rental companies and cruise lines. In addition, we have entered into agreements with a number of leading airlines such as American Airlines, British Airways, Delta, Air France, US Air, Continental, SwissAir, Iceland Air and TACA. Many of these contracts are "net" or "bulk" contracts, which allow us to offer competitive pricing with reasonable margins. In Spring 2006, one major airline informed us that it recently cancelled wholesale bulk contracts with many of our competitors. This airline is our primary airline supplier; however, no airline has cancelled or limited the Company's access to or use of our wholesale bulk contracts. However, these contracts are not exclusive to us and may be modified or cancelled in the airline's discretion.

In addition, as a result of our long standing relationships with our suppliers, we have been able to negotiate a number of bulk contracts with these suppliers.

STRATEGY

Our objective is to become a leading supplier and distributor of bundled travel products. The key elements of our strategy include the following:

Implement Innovative Technology Platform. In 2005 we acquired the rights to TourScape, a dynamic packaging reservation and purchasing software system developed by the SABRE group. TourScape provides our customers greater flexibility and advanced functionality in searching for, pricing and purchasing bundled vacation packages online. TourScape also provides faster information flow to our reservation agents, and can be integrated into our accounting and other business systems. It also supports multiple product lines, multiple currencies, unlimited packaging capabilities, numerous pricing and costing methods and various commission levels. We believe that TourScape will improve our productivity, efficiency, recordkeeping and business tracking, and reduce operator training and booking time. We completed the implementation of TourScape in March 2007.

Increase Sales of Bundled Vacation Packages. We believe that in order to become profitable we must increase sales of our bundled vacation packages, which have higher margins than stand-alone travel related products. We intend to achieve this objective by:

   o  Offering attractive prices on personalized vacation packages and tours;

   o Expanding our product offerings by developing relationships with suppliers in new destinations;

   o Increasing awareness of our travel products by travel agencies, affiliates and travel resellers through developing and distributing printed and online marketing materials, attending trade shows and networking with existing industry contracts.

Expand our Customer Base. Our goal is to increase our customer base by acquiring new customers in a cost-effective manner and increasing our market share in the rapidly growing online travel industry. We intend to achieve this objective by:

   o  Emphasizing online advertising and other targeted marketing strategies;

   o Cost-effectively building our brand through traditional broadcast and print channels;

   o Generating increased transactions from frequent customers using direct mail recognition programs and encouraging infrequent bookers to purchase more travel from us using supplier incentives;

   o Implementing strategies to drive traffic to our websites. We currently own over one hundred (100) uniform resource locators (URL's), most of which have been operating for at least five years. These URL's direct visitors to one of 30 websites and are currently registering monthly traffic ranging from 400 to 140,000 unique visitors per month. We are in the process of updating our existing websites and developing new websites to attract new customers based in the United States, Europe, Asia and Latin America.

   o  Increasing brand awareness of our websites and travel products.

   o Target International Customers. We believe Europe represents a large market for vacation packages to U.S. destinations. We intend to target international customers through our wholly owned subsidiary Dynamic Leisure Europe Limited located in London, England.

Expand Relationships With Suppliers. As a result of our long-established relationships with travel industry vendors, we have been able to secure wholesale hotel and bulk airline contracts with a number of our suppliers, which permits us to price our products competitively while maintaining our gross margins. Our goal is to leverage these relationships and our reputation as an established wholesale travel supplier to increase the number of relationships we have with travel suppliers with the goal of increasing the number of bulk contracts that we have with our suppliers.

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

Foster Strategic Partnerships And Private Label Programs. We believe that one of the most important aspects of developing a successful online travel website is the process of creating and managing the requisite strategic partnerships and alliances. Strategic partnerships with web portals, e-commerce companies and content providers have the potential to generate revenue from transactions and advertisements, and also place the brand in front of Internet users. We intend to pursue these types of strategic online partnerships as a means to generate traffic, customer acquisition and revenue. We are also looking for opportunities to supply travel services to other companies under their brand. Under these private-label programs, we would provide travel packages and fulfillment services to companies who would market these packages and services as their own. As of March 31, 2008, we have one private-label program.

Establish A Dynamic Affiliate Program. Thousands of websites are currently utilizing the affiliate (also known as associate or referral) programs of online vendors to offer their visitors the opportunity to buy everything from books to sporting goods to cars. These programs allow any website owner to create banner links that transport visitors to the affiliate e-commerce website in the hope they will make a purchase, thereby entitling the website owner to a commission. By establishing and promoting an affiliate program, we believe we will create an opportunity to sell travel products in appropriate contextual settings on complementary we sites. We are currently identifying e-commerce companies to establish our affiliate program. At this time we have established one affiliate program and we had begun the process of implementing additional affiliate links.

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

To date, the amount that we have spent on marketing and advertising has not been significant, and we recognize the need to be able to increase the amount we spend on sales and marketing significantly in 2008.

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

Suppliers. Suppliers primarily encompass airlines, hotels, car rental agencies and cruise lines. Advantages of suppliers over their agency counterparts include, among others,

   o  Well-established brands and consumer confidence in those brands;

   o  Customer loyalty;

   o  Existing operational infrastructure and fulfillment of capabilities;

   o  Access to additional inventories and pricing incentives;

   o  Other incentives such as frequent flyer miles programs; and

   o Availability of extensive financial resources to invest in Internet initiatives.

Travel Agencies. Travel agencies with an online presence are comprised of both online companies and established brick-and mortar operations. According to reports available in the public domain of online travel by such companies and/or publications as PhoCuswright, Inc., Jupiter Research and Research Works, some of the leaders in online travel include, among others:

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

REGULATORY ENVIRONMENT

The services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a "seller of travel." In addition, our services may be subject to various state and local taxing regulations.

In addition, our business is indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems. In 2004, the Department of Transportation (the "DOT") published a Final Rule, abolishing the rules governing global distribution systems. As a part of the Final Rule, the DOT rejected proposals to regulate online travel service providers' fare displays. However, the DOT deferred consideration of a proposal to amend its policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines. Our current service fee disclosure practices differ from those proposed by the DOT. If the DOT were to resume consideration of and adopt the service fee proposal, we may have less flexibility regarding merchandising air travel on our websites.

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

We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Recently telephone carriers have requested the Federal Communications Commission to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. These regulations, if promulgated, could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

The Company has 37 full-time and 3 part-time employees. No employee is a party to a collective bargaining agreement.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

ESTABLISHING, MAINTAINING AND ENHANCING OUR BRAND RECOGNITION WILL BE A CRITICAL ASPECT OF OUR EFFORTS TO ATTRACT AND EXPAND OUR ONLINE TRAVEL SALES.

We believe that establishing, maintaining and enhancing our brand will be a critical aspect of our efforts to attract and expand our online sales. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increases the importance of establishing and maintaining brand recognition of our "Dynamic Leisure" and "eCasual" brands, and maintaining and enhancing brand recognition of Changes in L'Attitudes, Island Resort Tours, International Travel and Resorts, and any other brands that we may acquire through future acquisitions.

Promotion of our brands will depend largely on our success in providing a high-quality travel agent hosting experience and high level of customer service. In addition, to attract and retain travel agents and customers and to respond to competitive pressures, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition. We currently do not and may never have the available resources for marketing and advertising that may be required However, we cannot assure you that these expenditures if made will be effective to promote our brands or that our marketing efforts generally will achieve our goals.

If we are unable to provide high-quality hosting services or customer support, if we fail to promote and maintain our brands or if we incur excessive expenses in these efforts, our business, operating results and financial condition would be materially adversely affected.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BRANDS COULD BE DAMAGED.

We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation and the value of our brands could be damaged.

Our relationships with consumers and travel suppliers are mutually dependent since consumers will not use a service that does not offer a broad range of travel services. Similarly, travel suppliers will not use a service unless consumers actively make travel purchases through it. We cannot predict whether we will be successful in expanding the range of products and services that we offer. If we are unable to expand successfully, this could also damage our brand.

If we are unable to broaden the range of travel products and services we offer and successfully introduce and sell those new products and services, our business may be harmed. Our business strategy is dependent on our further diversifying our revenues into lodging, car rentals, cruises, vacation packages and other travel related products. We cannot assure that our efforts will be successful or result in greater revenues or higher margins.

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE TRAVEL COMMERCE AND ATTRACTING CUSTOMERS IN A COST-EFFECTIVE MANNER.

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

Our business strategy depends on our ability to broaden the appeal of our website to business and other travelers and to increase the overall number of consumer transactions conducted on our website in a cost-effective manner. In order to increase the number of consumer transactions, we must attract more visitors to our website and convert a larger number of these visitors into paying customers. Currently, our website has focused on serving the leisure traveler. Our ability to offer products and services that will attract a significant number of business travelers to use our services is not certain. If it does not occur, our growth may be limited. It may be necessary to spend substantial amounts on marketing and advertising to enhance our brand recognition and attract new customers to our website, and to successfully convert these new visitors into paying customers. We cannot assure you that our marketing and advertising efforts will be effective to attract new customers. If we fail to attract customers and increase our overall number of consumer transactions in a cost-effective manner, our ability to grow and become profitable may be impaired.

Moreover, we rely on the Internet infrastructure which may be unable to support increased levels of demand. The internet infrastructure may not expand fast enough to meet the increased levels of demand. In particular, the expected benefits from our online operations may be reduced if internet usage does not continue to grow. In addition, activities that diminish the experience for internet users, such as spyware, spoof e-mails, viruses and spam directed at internet users, as well as viruses and "denial of service" attacks directed at internet companies and service providers, may discourage people from using the internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.

IF WE FAIL TO ATTRACT AND RETAIN SALES AGENTS IN A COST-EFFECTIVE MANNER, OUR ABILITY TO GROW AND BECOME PROFITABLE MAY BE IMPAIRED.

Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract additional sales agents. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, these efforts may not be cost effective in attracting new sales agents or increasing transaction volume. If we do not achieve our marketing objectives, our ability to grow and increase revenues may be impaired. Presently, we have two sales agents, and although we will require more sales agents to achieve our business strategy, we cannot at this time estimate the number of additional sales agents that will be necessary.

Moreover, violations by our travel agents of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our travel agents. Adverse publicity concerning any actual or purported failure of us or our travel agents to comply with applicable laws and regulations, whether or not resulting in enforcement actions or the imposition of penalties, could harm the goodwill of our company and could reduce our ability to attract, motivate and retain travel agents, which would reduce our revenues. We cannot ensure that all travel agents will comply with applicable legal requirements.

ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH THIRD PARTIES COULD AFFECT OUR ACCESS TO TRAVEL OFFERINGS, IMPAIR THE QUALITY OF OUR SERVICE AND REDUCE OUR REVENUES.

Although our business is not substantially dependent on any agreement with any specific third party, such as a travel supplier, we rely on various agreements with our airline, hotel and auto suppliers. These agreements contain terms that could affect our access to inventory and reduce our revenues. All of the relationships we have are freely terminable by the supplier upon notice. None of these arrangements are exclusive and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors. We cannot assure you that our arrangements with third parties will remain in effect or that any of these third parties will continue to supply us and our agents with the same level of access to inventory of travel offerings in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively impact sales of our products and reduce our revenues.

We also rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Third parties provide, for instance, our data center, telecommunications access lines and significant computer systems, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

OUR BUSINESS BENEFITS FROM FAVORABLE "NET" OR "BULK" CONTRACTS, AND CANCELLATION OR LIMITATION ON USE OF THESE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS.

We hold "net" or "bulk" air contracts with American Airlines, British Airways, Delta, Air France, US Air, Continental, SwissAir, Iceland Air and TACA. These contracts permit us to create and sell air and bundled travel packages that are less expensive to consumers and more profitable for us than packages based upon "scheduled" airfare. In spring 2006, one major airline informed us that it recently cancelled wholesale bulk contracts with many of our competitors. This airline is our primary airline supplier. Although no airline has cancelled or limited our bulk contracts, the contracts are terminable and modifiable at the will of the airlines, in which case our business could be adversely affected.

OUR SUCCESS DEPENDS UPON IMPLEMENTING AND INTEGRATING OUR TOURSCAPE TECHNOLOGY.

As part of our business model, the implementation and integration of the TourScape dynamic packaging technology is vital to increasing our company efficiencies and thus increasing overall revenues. TourScape is a technology platform designed to market and sell domestic and international leisure travel products, both retail and wholesale. TourScape permits user-friendly interface on the Internet and allows us to update product information for our reservation agents quickly. We have installed TourScape into our servers and computers and interfaced it with our websites. Because our employees helped design and refine the TourScape program, we believe that we can expand TourScape as our needs develop. However, if we cannot succeed in expending our TourScape technology, our profitability may not increase as planned, or at all.

Our websites rely on our TourScape intellectual property and we cannot be sure that this intellectual property is protected from copying or use by others, including potential competitors. We regard much of our content and technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that any steps we take will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

In the event we do not protect our TourScape technology effectively, this would allow competitors to duplicate our product and services and this could make it more difficult for us to compete with them. Since we currently do not have any patents or trademarks, our success and ability to compete in the online travel industry depend, in part, upon our TourScape technology. We rely primarily on provisions in our contracts to protect our technology. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts. However, laws and our actual contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third-party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we may wish to sell our products may not protect software and intellectual property rights to the same extent as the laws of the United States. Moreover, the intellectual property right laws afford us no protection since we have no patents or trademarks.

OUR SUCCESS DEPENDS ON MAINTAINING THE INTEGRITY OF OUR SYSTEMS AND INFRASTRUCTURE. SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR INFORMATION SYSTEMS MAY AFFECT OUR BUSINESSES.

In order to be successful, we must provide reliable, real-time access to our systems for our sales agent, customers and suppliers. As our operations grow in both size and scope, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of people and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could reduce our revenues.

We may experience occasional system interruptions that make some or all systems unavailable or prevent us from efficiently fulfilling orders or providing services to our travel agents or third parties. We rely on our travel agents and third party computer systems and service providers to facilitate and process a portion of our transactions. Any interruptions, outages or delays in our systems or third party providers' systems, or deterioration in their performance, could impair each company's ability to process transactions for its travelers and the quality of service that we can offer to our travel agents and travelers. We do not have backup systems for certain critical aspects of our operations, many other systems are not fully redundant and our disaster recovery planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, remediation may be costly and have a material adverse effect on our operating results and financial condition.

Furthermore, developing our website and other technology entails significant technical and business risks when using new technologies. We may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website allows searches and displays of ticket pricing and travel itineraries will be a critical part of our service, and may quickly become out-of-date or insufficient from our customers' perspective and in relation to the search and display functionality of our competitors' websites. If we face material delays in introducing new services, products and enhancements, our sales agents, customers and suppliers may forego the use of our products and use those of our competitors.

WE MAY BE FOUND TO HAVE INFRINGED ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS THAT COULD EXPOSE US TO SUBSTANTIAL DAMAGES AND RESTRICT OUR OPERATIONS.

We could face claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, or develop new intellectual property. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS TO TRAVEL AGENTS AND CONSUMERS.

To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing web-site, technology and systems may become obsolete.

Our future success will depend on our ability to do the following: (i) enhance our existing products; (ii) develop and license new products and technologies that address the increasingly sophisticated and varied needs for prospective customers and supplies; and (iii) respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD WHICH COULD REDUCE OUR REVENUES.

A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. Our security measures may be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on our reputation and adversely affect our ability to maintain our existing travelers and/or attract new travelers.

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

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss. Since we cannot exert the same level of influence or control over our sales agents as we could were they our own employees, our sales agents could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results. We are not in a position to directly provide the same direction, motivation and oversight for our sales agents as we would if such sales agents were our own employees. As a result, there can be no assurance that our sales agents will participate in our marketing strategies or plans, accept our introduction of new products and services, or comply with our policies and procedures.

Moreover, our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of government regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is also increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operation.

WE OPERATE IN A VERY COMPETITIVE ENVIRONMENT AND FACE INCREASING COMPETITION FROM A VARIETY OF COMPANIES WITH RESPECT TO PRODUCTS AND SERVICES WE OFFER.

The market for the services we offer is intensely competitive. We compete with both established and emerging traditional and online sellers of travel services with respect to each of the services we offer. We face significant competition from other distributors of travel products, including: (i) local, regional, national and international traditional travel agencies; (ii) consolidators and wholesalers of airline tickets, lodging and other travel products, including Orbitz, Cheaptickets.com, Hotwire, Hotels.com; and (iii) operators of GDSs, which control the computer systems through which travel reservations historically have been made. Some of our competitors may offer services and products on more favorable terms such as no fees and with unique access to loyalty programs. Many of these competitors, such as airlines, hotel and rental car companies, are also focusing on driving online demand to their own websites in lieu of intermediaries like us. The introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of travel agent partners, travelers, transactions and brand recognition. Some of our competitors may have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.

We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our travel agent partners and traveler base. Increased competition could result in reduced operating margins, loss of segment share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY, SUCH AS THOSE CAUSED BY GENERAL ECONOMIC DOWNTURNS, TERRORISM, HEALTH CONCERNS OR STRIKES OR BANKRUPTCIES WITHIN THE TRAVEL INDUSTRY COULD REDUCE OUR REVENUES.

Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weaknesses in the travel industry that could negatively affect our business include price escalation in travel-related industries, travel related strikes, airline bankruptcies or liquidations and fuel price escalation. Additionally, our business is sensitive to safety concerns and thus may decline after incidents of terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of inclement weather such as the hurricane that affected the markets around the Gulf of Mexico in 2005 or when travel might involve health-related risks, such as the avian flu. Moreover, since 2001, the travel industry has experienced a protracted downturn, and there is a risk that a future downturn, or the continued weak demand for travel, could adversely affect the growth of our business. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly reduce our revenues.

BECAUSE OUR MARKET IS SEASONAL, OUR QUARTERLY RESULTS WILL FLUCTUATE.

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our sales agents, as well as Internet services generally. For example, traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens or decreases. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

EVOLVING GOVERNMENT REGULATION COULD IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS, WHICH COULD INCREASE OUR COSTS OR DECREASE DEMAND FOR OUR PRODUCTS.

As a travel company selling air transportation products, we are subject to regulation by government agencies having jurisdiction over economic issues affecting the sale of air travel, including consumer protection issues and competitive practices. We must also comply with laws and regulations relating to our sales activities, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel products, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers are heavily regulated and we are indirectly affected by such regulation. Such agencies have the authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority.

Increased regulation of the Internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November, 2007. The majority of products and services we sell are already taxed: hotel rooms and car rentals at the local level, and air transportation at the federal level with state taxation preempted. Nevertheless, failure to renew this legislation could allow state and local governments to impose additional taxes on some aspects of our Internet-based sales, and these taxes could decrease the demand for our products or increase our cost of operations.

Moreover, changing laws, rules and regulations and legal uncertainties may adversely affect our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy, escheat and sales, use, occupancy, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

In addition, the application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. While we believe that we are compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not have an adverse effect on our businesses, financial condition and results of operations. If the tax laws, rules and regulations were amended or if current interpretations of the laws were to change adversely to us, particularly with respect to occupancy or value-added taxes, the results could have an adverse affect on our businesses, financial condition and results of operations.

WE HAVE ACQUIRED THREE BUSINESSES AND MAY ACQUIRE OTHER BUSINESSES, PRODUCTS OR TECHNOLOGIES. IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE.

During fiscal year 2006, we acquired three wholesale travel companies, Changes in L'Attitudes, Inc., Island Resort Tours, Inc. and International Travel and Resorts, Inc., and plan to acquire several more wholesale travel companies both in the U.S.A. and in Europe as soon as practicable. We are currently negotiating to purchase company assets and/or hire key personnel to expand our key destinations to Hawaii and to Europe and to increase revenues through increased bookings and utilization of our bulk air contracts. We are negotiating a non-binding term sheet for a travel company with European expertise based outside of London, England. These transactions will require additional funding that has currently not been obtained.

Our future growth may depend, in part, on acquisitions. To that extent, we may face the operational and financial risks that commonly accompany that strategy. We may experience operational and financial risks in connection with any potential acquisitions. In addition, businesses we may acquire may incur significant losses from operations or experience impairment of carrying value. We could face further operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.

Certain financial and operational risks related to acquisitions that may have a material impact on our business are: (i) use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions; (ii) stockholder dilution if an acquisition is consummated through an issuance of our securities;
(iii) amortization expenses related to acquired intangible assets and other adverse accounting consequences; (iv) costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful; (v) difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;
(vi) impairment of relationships with employees, retailers and affiliates of our business and the acquired business; (vii) the assumption of known and unknown liabilities of the acquired company; (viii) entrance into markets in which we have no direct prior experience; and (ix) impairment of goodwill arising from our acquisitions.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL AND EMPLOYEES, INCLUDING MR. DANIEL BRANDANO, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

Our operations are dependent on the efforts and relationships of Daniel Brandano and the other executive officers as well as the senior management of our organization. We will likely be dependent on the senior management of our organization for the foreseeable future. If any of these individuals becomes unable to continue in their role, our business or prospects could be adversely affected. For example, the loss of Mr. Brandano could inhibit the development and enhancement of our websites, could damage customer relations and our brand, and could restrict our ability to raise additional working capital if and when needed. Although we have entered into an employment agreement with Mr. Brandano, there can be no assurance that he will continue in his present capacity for any particular period of time. Moreover, our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

RISKS RELATED TO OUR COMPANY AND COMMON STOCK

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

During fiscal year ended December 31, 2007, we experienced net losses of $5,674,960. During fiscal year ended December 31, 2006, we experienced net losses of $11,009,388. In addition, at December 31, 2007, we had a stockholders' deficit of $9,330,508. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

We had a net loss of $5,674,960 during fiscal year ended December 31, 2007. Net cash used in operations for fiscal year ended December 31, 2007 was $1,658,698. During fiscal year ended December 31, 2007, we had a working capital deficient of $15,888,284. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in 2008, additional capital investments will be necessary to develop and sustain our operations.

WE HAVE HISTORICALLY BEEN UNSUCCESSFUL IN OUR ATTEMPTS TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS. IF WE ARE UNABLE TO DO SO, WE MAY CEASE OPERATIONS.

Historically, we have funded our operations through limited revenues and debt and equity financing. Although we were successful in obtaining a $2,000,000 financing in January 2006, sold common stock for cash of $1,005,500 during the two years ended December 31, 2007, and obtained bridge financing of approximately $4,170,000 from September 2006 through January 2008, we have been unsuccessful in attracting significant additional private funding for our business. We continue to incur operating expenses, including executive and staff salaries, lease obligations and acquisition costs, but we have not yet integrated our acquired businesses and technologies, acquired target companies according to our business model, obtained sufficient financing to carry out our plans, or received sufficient operating revenues to support our human and equipment infrastructures. Until such time, if ever, that we are successful in obtaining additional financing to carry out our strategy, there is significant risk that we may be required to cease operations.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDER MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 16,888,557 shares of common stock issued and outstanding plus 2,250,000 shares of common stock issuable.

As of the date of this Annual Report, there are 12,045,994 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 1,149,762 stock options outstanding and an aggregate of 83,780,968 warrants outstanding.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD WILL FLUCTUATE SIGNIFICANTLY AND STOCKHODLER MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results and/or revenues from our websites; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

As of December 31, 2007, we have executed convertible promissory notes, granted stock options, issued warrants to the same promissory note holders and others and reserved options to be granted upon formation of a stock option plan to purchase an aggregate of 101,116,182 shares of our common stock. The stock options are exercisable at prices ranging from $0.485 per share to $11.40 per share, and the warrants are exercisable ranging from $0.128 per share to $11.25 per share. In addition, we have granted common stock in the past to financiers and consultants, and as we procure additional financing and acquire additional business assets, we shall undoubtedly grant additional shares, as well as warrants and stock options, to the financiers and shareholders of target companies. To the extent that additional shares are issued, notes are converted, and stock options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers, thereby diluting the market for our shares.

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of our securities and may deter or delay changes in management. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS REPORT ACCOMPANYING OUR DECEMBER 31, 2007 AND DECEMBER 31, 2006 FINANCIAL STATEMENTS.

The independent registered public accounting firm's report accompanying our December 31, 2007 and 2006 audited consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

RISKS RELATED TO HOLDING OUR SECURITIES THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CALLABLE SECURED CONVERTIBLE NOTES, WARRANTS AND STOCK OPTIONS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2007, we had callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 60,480,645 shares of our common stock at current market prices, outstanding warrants or an obligation to issue warrants to purchase 39,485,775 shares of our common stock and outstanding options to purchase 1,149,762 shares of the Company's common stock. In addition, the number of shares of our common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. The sale of these shares may adversely affect the market price of our common stock.

IF VARIOUS THIRD PARTIES CONVERT THEIR CONVERTIBLE NOTES BASED ON CURRENT CONVERSION TERMS, THE ADDITIONAL STOCK ISSUANCES UNDERLYING THE CONVERSIONS COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

At December 31, 2007, the Company had multiple convertible promissory notes outstanding and payable to various third parties each with anti-dilution provisions. Following is a summary of the material conversion terms related to our largest convertible notes as of December 31, 2007: Note 1) a fixed conversion price of $0.128, Note 2) a variable conversion price of the lesser of
(a) $0.23 per share or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion and Note 3) a variable conversion price convertible into common stock of the Company at a 45% discount to the average of the three lowest trading prices of the common stock during the twenty (20) trading-day period prior to conversion. The significant downward pressure on the price of our common stock as the selling stockholder converts and sells material amounts could have an adverse affect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur may adversely affect the market price of our common stock.

IF WE ARE REQUIRED TO ISSUE SECURITIES WHICH ARE PRICED AT LESS THAN THE CONVERSION PRICE OF OUR CONVERTIBLE SECURITIES OR THE EXERCISE PRICE OF WARRANTS SOLD, IT WILL RESULT IN ADDITIONAL DILUTION TO US.

At December 31, 2007, we had debentures convertible into and warrants to purchase 60,480,645 and 39,485,775 shares of common stock, respectively. The convertible debentures and certain warrants contain provisions that will require us to reduce their conversion/exercise price in the event that we issue and/or sell additional securities at a price less than the conversion price of our convertible debentures or the exercise price of these warrants. If this were to occur, current investors, other than the purchasers of the convertible securities and warrants, would sustain material dilution in their ownership interest of Dynamic Leisure Corporation.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CALLABLE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then subsequently converting the remainder of their holdings. In this way, the selling stockholders may sell more than 4.99% while never holding more than the foregoing limit at any one time. There is no upper limit on the number of shares that may be issued which may in effect further dilute the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CALLABLE SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CALLABLE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

On January 13, 2006, we issued a convertible promissory note in the amount of $2,000,000. This note bears simple interest at the rate of 8% per annum and was due and payable with interest on January 13, 2007 and was subsequently extended to March 5, 2008. In February and March 2006, we issued convertible promissory notes related to our acquisitions of CIL and IRT/ITR in the aggregate principal amount of $2,050,000. These notes bear interest at the rate of 9% and were due and payable with interest in February and March 2007. On September 20, 2006, we modified our $2,000,000 convertible promissory note, pursuant to which the principal of the note was increased by $250,000 to $2,250,000. On November 9, 2006, we entered into a Security Purchase Agreement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes issuable in two tranches of $600,000 and $400,000 each and stock purchase warrants to buy 5,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. The entire $1,000,000 was outstanding on March 31, 2007.

On March 5, 2007, we modified our $2,250,000 convertible note to extend the maturity date to March 5, 2008 and granted the note holders a warrant to purchase 3,000,000 shares of our common stock at $1.50 per share. On June 29, 2007 and January 22, 2008, we issued to an investor secured convertible debentures of $1,310,000 and $1,200,000 and warrants to purchase 8,000,000 and 15,000,000 shares of our common stock, respectively. We were in default for non-payment of its promissory notes aggregating $4,150,792 as of March 31, 2008, along with certain other promissory notes totaling $107,500. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The Company was in default for non-payment of its promissory notes aggregating $4,150,792 as of March 31, 2008, along with certain other promissory notes totaling $156,434. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On March 5, 2007, counsel for Stephen Hicks notified us that we were allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between us and Hicks (the "Agreement") that provided for acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. If we are unable to resolve these matters, the note holders could proceed with these legal actions against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

WE MAY BE SUED OR BECOME A PARTY TO LITIGATION, WHICH COULD REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION AND RESULT IN SIGNIFICANT LEGAL EXPENSES AND MAY RESULT IN AN UNFAVORABLE OUTCOME WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We may be subject to a number of lawsuits from time to time arising in the ordinary course of our business. For example, on March 2, 2007, we named Stephen Hicks as a principle party to proceedings seeking recovery of damages or alternative relief arising from breach of a contract under which we acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies. On March 5, 2007, counsel for Stephen Hicks notified us that we were allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between us and Mr. Hicks that provided for our acquisition of IRT/ITR. The Purchase Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. The expense of defending this and other litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are in Tampa, Florida, where we lease approximately 10,000 square feet under a lease scheduled to expire on June 30, 2011, with monthly rental payments of approximately $13,700.

We also lease approximately 5,000 square feet in New York City under a lease scheduled to expire in April 2008, with monthly rental payments of approximately $11,500. The Company is in the process of relocating its New York office.

ITEM 3.  LEGAL PROCEEDINGS

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

In January 2008, the Company has been named as a principal party to proceedings brought in the name of MMA Capital, LLC ("MMA") in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note and Security Agreement executed by the parties on or about January 11, 2006. The complaint also alleges breach of the Confidential Settlement Agreement executed by the parties on or about March 5, 2007. On February 23, 2008, the Company filed a counter claim against MMA Capital, LLC in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note, Security Agreement and Confidential Settlement Agreement. Section 6 of the Confidential Settlement Agreement encouraged the Company to obtain additional or alternative financing and that if the Company obtained additional or alternative financing from any lender, which exceeded $3,000,000, MMA would subordinate its security position in the collateral to the security position of the other lender. The Company alleges MMA breached the Agreements by attempting to prevent and interfere with its efforts to obtain additional financing with Trafalgar, by MMA refusing to agree to subordinate its security interest in the collateral to the security interest of Trafalgar despite Trafalgar already lending or investing more than $3,000,000 to the Company. The Company also alleges MMA's interference by, among other things, attempting to dissuade Trafalgar from providing additional financing or investment and filing a bad faith temporary restraining order that interfered with the Company's prospective economic advantage by preventing the Company from obtaining all or more financing and/or investment from Trafalgar and other investors or lenders. As a direct and proximate result of MMA's alleged interference, the Company has been damaged in an amount in excess of $2,500,000. The Counterclaim alleges MMA's actions were wanton, willful and despicable, entitling the Company to punitive damages also. The parties are in discussions to settle this matter.

In January 2008, the Company has been named as a principal party to proceedings brought in the name of Bay West Tampa Investors, LLC in Hillsborough County, Florida, Circuit Court seeking collection of payments under the corporate office real estate lease. This matter was settled on February 6, 2008, and full payment of obligations under the real estate lease was made on March 14, 2008.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board over-the-counter market under the symbol "DYLI." Prior to the Stock Exchange in which Dynamic Leisure Group became our wholly owned subsidiary on January 13, 2006, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "DYCO." The following table sets forth the high and low bid prices for our common stock on the over-the-counter bulletin board from January 1, 2006 to December 31, 2007. The source of this information is Capital IQ, a division of Standard and Poor's. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

                                   PERIOD                HIGH BID       LOW BID
--------------------------------------------------       --------       -------
                                    2007
December 31, 2007.................................        $ 0.29         $ 0.07
September 30, 2007................................        $ 0.85         $ 0.13
June 30, 2007.....................................        $ 0.95         $ 0.15
March 31, 2007....................................        $ 1.06         $ 0.30
                                    2006
December 31, 2006.................................        $ 1.65         $ 1.00
September 30, 2006................................        $ 1.65         $ 1.00
June 30, 2006.....................................        $ 2.60         $ 1.22
March 31, 2006....................................        $ 4.00         $ 0.81

SHAREHOLDERS OF RECORD

As of March 31, 2008, there were 685 shareholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                             AVAILABLE FOR
                                                                                FUTURE
                                         NUMBER OF                          ISSUANCE UNDER
                                       SECURITIES TO                            EQUITY
                                       BE ISSUED UPON                        COMPENSATION
                                        EXERCISE OF     WEIGHTED-AVERAGE         PLANS
                                        OUTSTANDING     EXERCISE PRICE OF     (EXCLUDING
                                          OPTIONS,         OUTSTANDING        SECURITIES
                                        WARRANTS AND    OPTIONS, WARRANTS    REFLECTED IN
                                           RIGHTS          AND RIGHTS         COLUMN (A)
                                       --------------   -----------------   --------------
EQUITY COMPENSATION PLANS APPROVED
  BY SECURITY HOLDERS:
    2001 Equity Incentive Plan              22,278            $3.00             11,055
    1993 Corporate Stock Option Plan        70,817            $3.05                  0*
    1993 Advisors Stock Option Plan          6,667            $3.60                  0*

EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS:
    2007 Stock Option/Stock
      Issuance Plan                              -            $0.00                  0
    Non-Plan Options                     1,050,000            $0.70                  0
    Warrants                               308,000            $1.16                  0
    Total                                1,350,000            $0.80                  0

* The 1993 Corporate Stock Option and 1993 Advisors Stock Option Plans have expired.

On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under the 2001 Equity Incentive Plan, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan. No grants were made under these plans in 2007 or 2006.

2001 Equity Incentive Plan

Under the 2001 Equity Incentive Plan, a total of 1,000,000 shares of our common stock are reserved for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2007, options to purchase 22,278 shares were issued and outstanding under this plan.

1993 Corporate Stock Option Plan

Under the 1993 Corporate Stock Option Plan, a total of 750,000 shares of our common stock were reserved for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. As of December 31, 2007, options to purchase 70,817 shares were issued and outstanding under this plan. This plan has expired.

1993 Advisors Stock Option Plan

Under the 1993 Advisors Stock Option Plan, a total of 750,000 shares of our common stock were reserved for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants. This plan has expired.

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

2007 Stock Option/Stock Issuance Plan

In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of our common stock for issuance under this plan. On May 23, 2007, the Company filed a Form S8 registering the shares issuable under this plan with the Securities and Exchange Commission. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to our officers, directors, employees and independent contractors who provide services to the Company. As of December 31, 2007, a total of 1,050,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 of the December 31, 2007, consolidated financial statements. No grants of options have been made from the Plan as of December 31, 2007.

Non-Plan Options

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

As of December 31, 2007, the Company had no other plans.

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

RECENT SALES OF UNREGISTERED SECURITIES

As a result of the August 1, 2008, modification of secured convertible debentures (the "August 1, 2008 Modification") sold to Trafalgar aggregating $1,310,000 with a maximum conversion price of $0.23 per share, the Company recorded 836,957 shares of common stock as issuable with a charge to additional paid-in capital for the shares' par value of $8,370. The shares are issuable to Miller Investments pursuant to a 2006 stock subscription agreement with anti-dilution provisions invoked by the August 1, 2008, Modification. Additionally, shares of common stock purchasable under warrant agreements with AJW Partners, LLC and affiliates increased from 5,000,000 to 6,929,812 shares, and the exercise prices of these warrants decreased from approximately $1.50 to approximately $1.08 per share as of result of the August 1, 2008 Modification. The issuance of the shares and warrants are exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.

On October 15, 2007, the Company issued director David Shapiro 100,000 shares of the Company's common stock valued at $17,000 or $0.17 per share. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On October 16, 2007, the Company's Board of Directors granted 200,000 fully vested shares of the Company's common stock to Dan Brandano, Chairman and Chief Executive Officer, pursuant to an employment agreement and was valued at $18,000 or $0.18 per share (the closing market price of the Company's common stock on the day of issuance). The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On October 25, 2007 and December 1, 2007, the Company entered into agreements with Miller Investments that extended the maturity date of a $150,000 unsecured promissory note and in consideration for this note extension, the Company issued Miller Investments 150,000 and 300,000 shares of its common stock valued at $34,500 or $0.23 per share and $39,000 or $0.13 per share, respectively. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On November 11, 2007, Trafalgar converted $5,000 of secured convertible term notes it acquired on August 18, 2007 into 39,062 shares of the Company's common stock at a conversion rate of $0.128 per share. The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

As a result of the November 11, 2007, Trafalgar conversion of $5,000 of secured convertible term notes at a conversion rate of $0.128 per share, the conversion price of the MMA convertible debentures deceased to $0.128, and shares of common stock purchasable under warrant agreements with MMA and Miller Investments increased from 2,250,000 and 250,000 to 17,578,125 and 1,953,125 shares, respectively, and the exercise price of these warrants decreased from $1.00 to

$0.128 per share. The issuance of the shares and warrants are exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.

Effective December 31, 2007, pursuant to a consulting agreement with Forte Partners, LLC, the Company issued warrants exercisable for 108,000 shares of its common stock at an exercise price of $1.00 per share for past services with a fair value of $4,838. The warrants expire on dates ranging from January 31, 2009 to June 15, 2010. The issuance of the shares and warrants was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On January 22, 2008, the Company entered into an agreement (the "Purchase Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of $1,200,000 of secured convertible debentures and the issuance of related warrants. On January 24, 2008, the Company issued two (2) 42-month convertible debentures to Trafalgar aggregating $1,200,000. The debentures bear interest at twelve percent (12%) per annum, compounded monthly, and are convertible into common stock at the lesser of (a) an amount equal to ten cents ($0.10) per share (the "Fixed Conversion Price"), or (b) an amount equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion with each debenture subject to current exchange rate protection. In no event is Trafalgar entitled to convert the debentures or accrued interest into an amount of shares that would cause Trafalgar's ownership in the Company to exceed 4.99%. The $1,000,000 debenture requires interest only payments for the first six (6) months from the closing date after which this debenture is to be redeemed over the remaining twenty-four (24) months through monthly principal and interest at a ten percent (10%) redemption premium. The $200,000 debenture requires redemption over twelve
(12) months after closing through monthly principal and interest at a ten percent (10%) redemption premium. Should the Company raise in excess of $500,000 during the life of the debentures, it shall be required to redeem thirty percent (30%) of the outstanding principal balance of the debentures. Interest is payable in cash or common stock at a value equal to the closing bid price on the date the interest is due or when the interest is paid at the option of Trafalgar. In connection with the offering, the Company issued a warrant to purchase fifteen million (15,000,000) shares of the Company's common stock at one tenth of one cent ($0.001) per share ("Warrant"). The Warrant is exercisable for a period of five (5) years. The number of shares subject to the Warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of common stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In no event is Trafalgar entitled to acquire common stock through the exercise of this warrant in an amount of shares that would cause Trafalgar's ownership in the Company to exceed 4.99%. The issuance of the shares and warrants was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On January 22, 2008, as a result of the sale of secured convertible debentures to Trafalgar with a maximum conversion price of $0.10 per share, the Company recorded 1,086,957 shares of common stock as issuable with a charge to additional paid-in capital for the shares' par value of $10,870. The shares are issuable to Miller Investments pursuant to a 2006 stock subscription agreement with anti-dilution provisions invoked by the January 22, 2008, sale of convertible debenture to Trafalgar. The issuance of the shares are exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.

On March 6, 2008, the Company granted its Directors Daniel Brandano, David Shapiro and Jay Vahl 240,000, 340,000 and 200,000 shares of fully vested common stock, respectively, for services as board members valued at $78,000 in the aggregate. For accounting purposes, the shares were valued at $46,800 or $0.06 per share (based on the closing price of the Company's common stock on the date of grant). The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On March 6, 2008, Trafalgar converted $15,000 of secured convertible term notes it acquired on August 18, 2007 into 375,000 shares of the Company's common stock at a conversion rate of $0.04 per share (80% percent of the lowest bid price for the five (5) trading days immediately prior to the date of this conversion notice). The issuance of the shares was exempt from the registration requirements of the Act by reason of Section 3(a)(9) of the Act and the rules and regulations thereunder.

On March 6, 2008, as a result of the Trafalgar conversion of $15,000 of secured convertible term notes at a conversion rate of $0.04 per share, the conversion price of the MMA convertible debentures deceased to $0.04, and shares of common stock purchasable under warrant agreements with MMA and Miller Investments increased from 17,578,125 and 1,953,125 to 56,250,000 and 6,250,000 shares, respectively, and the exercise price of these warrants decreased from $0.128 to $0.04 per share. Additionally, shares of common stock purchasable under warrant agreements with AJW Partners, LLC and affiliates increased from 6,929,812 to 8,256,255 shares, and the exercise prices of these warrants decreased from approximately $1.08 to approximately $0.91 per share. The issuance of the shares and warrants are exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder as transactions by an issuer not involving any public offering.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

         The following discussion and analysis provides information that Management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes to consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB. Except for the historical information contained herein, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors". In January 2006, our business plan changed significantly. Investors should review the Company's consolidated financial statement for the fiscal years ended 2007 and 2006 contained herein, as well as the audited financial statements of Changes in L'Attitudes, Inc., International Travel and Resorts, Inc., and Island Resort Tours, Inc. filed with the Securities and Exchange Commission on forms 8K/A on April 24, 2006 and May 22, 2006, respectively.

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

         In February and March 2006 the Company acquired Changes in L'Attitudes, Inc., ("CIL") a Florida-based direct-to-consumer internet seller of vacation packages primarily to the Caribbean and Mexico, and Island Resort Tours, Inc. ("IRT") and International Travel and Resorts, Inc. ("ITR"), wholesalers of Caribbean travel primarily through established networks of travel agencies, and a provider of telephone and marketing support to various Caribbean locations.

RESULTS OF OPERATIONS

REVENUE

         Revenues increased for the year ended December 31, 2007, compared to the corresponding period ended December 31, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $7,216,099      89%    $4,850,334      83%      49%
Airline tickets and related fees      885,106      11%       894,937      16%      (1%)
General service agreement fees .            -       -%        71,981       1%    (100%)
                                   ----------   -------   ----------   -------   ------
Total ..........................   $8,101,205     100%    $5,817,252     100%      39%
                                   ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages recorded on a gross basis and the sale of airline tickets recorded on a net revenue basis. Our revenues increased $915,099 as a result of our having a full twelve months of operation in 2007 compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions of CIL and IRT/ITR, respectively, and $1,440,675 from a general increase in sales volume partly offset by a $71,821 reduction in general service agreement fees between the years.

COST OF REVENUE

         Cost of revenues increased for the year ended December 31, 2007, compared to the corresponding period ended December 31, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue
                                   ----------   -------   ----------   -------

Vacation packages ..............   $6,486,421     90%     $4,098,660     85%
Airline tickets and related fees      162,556     18%        238,229     27%
                                   ----------   -------   ----------   -------
Total ..........................   $6,648,977     82%     $4,336,889     75%
                                   ==========   =======   ==========   =======

         Cost of revenues related to the sale of vacation packages includes the cost of hotel rooms, airline tickets, rental cars, transfers and other related fees bundled into a single travel product purchased by our customers. Cost of revenues related to the sale of airline tickets and related fee revenue reported on a net basis consists of commissions payable to independent travel agents and certain third-party processing fees.

         The cost of revenues increased for the year ended December 31, 2007 compared to the corresponding period of 2006 and the percentage of cost of revenues to revenues increased. The increase in cost of revenues is the result of our having a full year of operations in 2007 compared to revenues that commenced on February 8, 2006 and March 6, 2006 related to our acquisitions CIL and IRT/ITR, respectively. The increase in the percentage of cost of revenue to revenue is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects cost of revenues as a percentage of revenues to return to its historical percentages.

         The Company expects its cost of revenues related to vacation packages to decrease as a percentage of revenues in the future through improved utilization of its wholesale bulk air contracts, expanded product offerings and the full deployment of its TourScape software system; however, competitive pressures are expected to limit the Company's ability to substantially increase margins and reduce cost of revenues.

GROSS PROFIT

         Gross profit decreased for the year ended December 31, 2007, compared to the corresponding period ended December 31, 2006 as follows:

                                                Percent                Percent
                                                  of                     of
                                                Related                Related
                                      2007      Revenue      2006      Revenue   Change
                                   ----------   -------   ----------   -------   ------
Vacation packages ..............   $  729,678      10%    $  751,674      15%       (3%)
Airline tickets and related fees      722,550      82%       656,708      73%       10%
General service agreement fees .            -       -%        71,981     100%     (100%)
                                   ----------   -------   ----------   -------   ------
Total ..........................   $1,452,228      18%    $1,480,363      25%       (2%)
                                   ==========   =======   ==========   =======   ======

         Our gross profit decreased for the year ended December 31, 2007, compared to the corresponding period of 2006 and the percentage of gross profit to revenues decreased. The decrease in gross profit between periods is the result of certain vacation packages sold at or below cost stemming from employee training issues causing late procurement of certain vacation package components thus increasing product costs to the Company. The Company believes it has resolved these training issues and expects the gross profit percentage to return to its historical percentages.

OPERATING EXPENSES

         Our operating expenses increased throughout the Company for the year ended December 31, 2007, compared to the corresponding period ended December 31, 2006, as follows:

                                                2007                             2006
                                   -------------------------------  ------------------------------
                                                          Stock-                           Stock-
                                               Percent    Based                 Percent    Based
                                                 of       Compen-                 of       Compen-
                                      Total    Revenue    sation      Total     Revenue    sation    Change
                                   ----------  -------  ----------  ----------  -------  ----------  -------
Employee compensation ..........   $2,085,622    26%    $        -  $1,362,290    23%    $        -     53%
Financial consulting ...........      633,167     8%       409,266     798,042    14%       694,776    (21%)
Legal expense ..................      194,578     2%             -     719,951    12%       524,000    (73%)
Depreciation & amortization ....    1,036,922    13%         4,838     704,726    12%             -     47%
Internal accounting and external
  auditing expense .............      345,885     4%             -     613,588    11%             -    (44%)
Director fees ..................      336,464     4%       280,348     496,000     9%       496,000    (32%)
Investor relations .............      530,957     6%       436,478     314,200     5%       314,200     69%
Other G&A expenses .............    1,618,436    20%             -   2,032,192    35%             -    (20%)
                                   ----------  -------  ----------  ----------  -------  ----------  -------
Total ..........................   $6,782,031    84%    $1,130,930  $7,040,989   121%    $2,028,976     (4%)
                                   ==========  =======  ==========  ==========  =======  ==========  =======

         Operating expenses for the year ended December 31, 2007 were $6,782,031 compared to $7,040,989 for the corresponding period for 2006 or a decrease of 4% between periods. Operating expenses exclusive of stock based compensation increased by $639,088 an increase of 13% between periods. Operating expenses related to stock-based compensation decreased by $898,046 or 44% between periods.

         Employee compensation increased as the result of having a full twelve months of operation in 2007 compared to revenues subsequent to our acquisitions in 2006 of CIL and IRT/ITR on February 8, 2006 and March 6, 2006, respectively, and the addition of corporate staff to support the Company's business growth plans. However, the Company began reducing its staffing levels in November 2007 by not replacing individuals who voluntarily terminated employment with the Company in an effort to align its expense structure with its current volume of business.

         Financial consulting expense decreased between 2007 and 2006; however, financial consulting expense net of stock-based compensation increased by $120,635. The increase in cash-based expenses is the result of employing several consultants to assist the Company in the areas of management and capital raising.

         Legal expense decreased between 2007 and 2006 and, likewise, legal expense net of stock-based compensation decreased by $1,373. The decrease is the result no stock-based compensation being granted during 2007 partly offset by increased cash-based expenses for legal services related to the filing of registration statements, convertible debt financings and resolving disputes.

         Depreciation expense increased $102,674 between 2007 and 2006 as a result of Company's Tourscape software being placed in service in March 2007. The amortization of intangible assets increased by $298,012 due to having a full twelve months of amortization in 2007. The amortization of deferred loan costs decreased $68,489 between 2007 and 2006 as a result of the amortization periods for certain loans costs expiring early in 2007. Amortization expense for 2007 includes $4,838 related to the value of warrants granted for consulting services recorded as deferred loan costs and amortized during 2007.

         Internal accounting and external auditing expenses decreased $267,703 between 2007 and 2006 as a result of fiscal year 2006 including the costs of multiple acquisition audits and use of numerous independent contractors to maintain the Company's internal financial reporting system.

         Director fees decreased in total as a result of fewer grants of stock-based compensation to directors during 2007 compared to 2006 and the reduction in market value of the Company's common stock used to determine the value of stock-based compensation granted to directors.

         Investor relations expense increased between 2007 and 2006; likewise, investor relations expense net of stock-based compensation increased by $94,479. The increase in expense is the result of great expenditures to employ public relations consultants to raise the Company's visibility in the financial markets and maintain relations with the Company's current investors.

         Other general and administrative costs decreased between 2007 and 2006 by $413,756 or 20%. The Company incurred significant expense in 2006 that did not reoccur to integrate its acquisitions, build its corporate infrastructure and launch it business plan. These reductions in costs in 2006 were partly offset by having a full twelve months of operations in 2007. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease even more.

         The Company has utilized its securities as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for the year ended December 31, 2007 included $1,130,930 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties compared to $2,028,976 in the corresponding period in 2006. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

OTHER INCOME / EXPENSE

         Our interest expense decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, as follows:

                                                            2007         2006
                                                            ----         ----

Regular interest expense .............................   $1,197,246   $  676,128
Amortization of debt discount on convertible debt ....    2,400,700    4,358,733
                                                         ----------   ----------
Total ................................................   $3,597,946   $5,034,861
                                                         ==========   ==========

         Interest expense decreased between periods as a result of a reduction in debt discount amortization partly offset by an increase in accrued interest on outstanding debt obligations. The decrease in debt discount amortization is a result of debt discounts recognized on financing that occurred in 2006 that were fully amortized during but prior to the end of 2007. The increase in regular interest expense on outstanding debt obligations is a result of greater borrowing levels during the year ended December 31, 2007 compared to the corresponding period of the prior year.

         The Company recorded a non-cash loss on extinguishment of debt of $76,635 during 2007. The 2007 loss of $76,635 represented the value of shares of common stock issued to a convertible note holder pursuant to an April 13, 2007 settlement. The 2006 loss included $180,000 representing the value of 200,000 shares of common stock issued to convertible note holders pursuant to the January 13, 2006 Modification and Waiver Agreement and $28,442 representing the value of additional warrants issued to the convertible note holders and the write off of certain deferred debt issue costs. The Company treated the modification as a cancellation of warrants (which resulted in a reclassification of $240,592 of warrant liability to equity) and issuance of new warrants valued at $233,227 on the modification date.

         The fair value adjustment for outstanding warrants and options as of December 31, 2007, resulted in the recognition of non-cash income of $5,329,977 for the year ended December 31, 2007, compared to a non-cash income for the corresponding period of the prior year of $249,662. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At December 31, 2007 and 2006, the Company had 40,635,537 and 11,604,550 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.128 and $0.65 per share and the volatility factor was 245% and 166%, respectively.

         The embedded conversion option valuation for the year ended December 31, 2007 resulted in expense of $3,272,977. This expense is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $2,505,000 with a conversion price at 15% to 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.

NET INCOME (LOSS)

         The Company had a net loss during the year ended December 31, 2007, of $5,674,960 compared to a net loss of $11,009,388 in the corresponding period in 2006. The net loss for the year ended December 31, 2007, includes non-cash general and administrative expenses of $1,130,930 from stock-based compensation, depreciation and amortization expense of $1,036,922, non-cash interest expense of $2,400,700 attributed to the issuance of securities and related amortization of the resulting debt discount and non-cash embedded conversion option revaluation expense of $2,005,901. These non-cash expenses were partly offset by non-cash income from warrant and option liability revaluation of $5,329,977.

         The net loss for the year ended December 31, 2006, was $11,009,388 and includes non-cash general and administrative expenses of $2,032,192 from stock-based compensation, depreciation and amortization expense of $704,726, non-cash interest expense of $4,358,733 attributed to the issuance of securities and related amortization of the resulting debt discount, non-cash extinguishment of debt and non-cash loss on disposal of fixed assets of $474,605. The non-cash expenses were partly offset by non-cash income from warrant and option liability revaluation of $249,662.

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

         At December 31, 2007, we had cash of $198,500. The following table reflects the cash flow activities during the years ended December 31, 2007 and 2006:

                                                       2007             2006
                                                       ----             ----

Cash used by operating activities .............    $(1,658,695)     $(2,720,651)
Cash provided by (used in) investing activities         42,845         (341,666)
Cash provided by financing activities .........      1,610,439        3,246,665
                                                   -----------      -----------
Increase (decrease) in cash ...................    $    (5,411)     $   184,348
                                                   ===========      ===========

Operating activities

         For the year ended December 31, 2007, the Company used cash in operating activities of $1,658,695. Cash was used to fund the Company's loss from operations of $5,674,960 offset by non-cash expenses for common stock and warrants issued for services of $1,181,680 and common stock issued for debt waivers of $140,000 and depreciation and amortization expense of $1,036,922 and non-cash income from warrant and option valuation income of $5,329,977. Cash used for operations included and accounts receivable of $188 and a decrease in deferred revenues and customer deposits of $160,493. Cash was generated from operations by decreasing prepaid customer travel costs of $127,214 and other assets by $23,191 and increasing accounts payable by $1,867,372 and accrued expenses by $719,511.

Investing activities

         For the year ended December 31, 2007, the Company provided cash from investing activities of $42,845 by converting investments to cash.

Financing activities

         For the year ended December 31, 2007, the Company provided cash from financing activities of $1,610,439. Cash was received from the proceeds of a $2,060,000 convertible promissory note, $22,500 from the issuance of common stock from the exercise of a warrant and $110,000 advanced from an employee. The Company used cash for the payment of debt issuance costs of $316,952 and principal payments on capital leases of $29,966.

Primary source of liquidity

         As of December 31, 2007, our primary source of liquidity was $198,500 of cash and $135,075 of accounts receivable. At December 31, 2007, the Company had a working capital deficit of $14,763,498, primarily due to warrant and option liability of $2,475,112, embedded conversion option liability of $3,272,977, acquisitions payable of $1,204,857, and the current maturity of convertible notes payable of 3,939,770 partially offset by debt discount of $211,022. The convertible notes payable consists of promissory notes convertible into approximately 60,480,645 shares of the Company's common stock as of December 31, 2007. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of December 31, 2007, the Company has vested and outstanding warrants, non-plan and plan options to purchase 39,485,775, 1,050,000 and 99,762 shares of the Company's common stock with weighted average exercise prices of $0.58, $0.66 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised. As of March 31, 2008 we were in default on $4,150,792 in convertible promissory notes and $156,434 in notes payable. We anticipate being able to extend the maturity or settle the balance owing on the convertible promissory notes through issuance of common stock; however, such extension of the maturity dates or conversion of these notes to common stock is not assured.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Stock-Based Compensation Plans

         On January 13, 2006, in conjunction with the recapitalization, the Company assumed DynEco's obligations under one active and two expired stock-based non-qualified compensation plans. The Board of Directors administers these plans. There were no grants under these plans during 2007 or 2006. Terms and prices are determined by the compensation committee or the board.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the shares issuable under this plan. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of December 31, 2007, a total of 1,050,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 to the consolidated financial statements.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year. No impairment was recognized during the year ended December 31, 2007.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the year ended December 31, 2007.

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

CONTRACTUAL OBLIGATIONS

Operating Lease Obligations

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008.

Purchase Obligations

         We are not a party to any significant long-term service or supply contracts.

Letters of Credit

         At December 31, 2007, the Company had two outstanding letters of credit totaling approximately $97,400 payable to the Airlines Reporting Corporation
(ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at December 31, 2007, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         FASB Statement No. 141(R),"Business Combinations" ("SFAS 141(R)"): In December 2007, the FASB issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

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

         SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements" ("SFAS 160"): In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141(R) and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiary and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

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

         In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense such advance payments as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 07-03 to have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T)  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective, as of the year ended December 31, 2007, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors is presently composed of 3 members: Daniel Brandano, David Shapiro and Jay E. Vahl. Mr. Brandano serves as Chairman of the Board of Directors.

Set forth below is information regarding our officers and directors as of March 31, 2008:

        NAME          AGE                 POSITION                DIRECTOR SINCE
------------------    ---   -----------------------------------   --------------
Daniel G. Brandano    58    President, Chief Executive Officer,        2006
                            acting Chief Financial Officer and
                            Director

David Shapiro ....    37    Director                                   2007

Jay E. Vahl ......    72    Director                                   2007

Daniel G. Brandano has served as a Director and the Company's President and Chief Executive Officer since January 13, 2006 and as the Company's acting Chief Financial Officer since May 2006. From May 2005 until January 2006, he served as President, Chief Executive Officer, and Chairman of the Board of Directors of Dynamic Leisure Group North America, Inc. (formerly known as Dynamic Leisure Group, Inc.). From May 2003, Mr. Brandano has served as the Managing Director of Street Venture Partners, LLC, a consulting firm designed to identify opportunities in the travel and technology industry for mergers, acquisitions and alternative exit strategies. From 1998 through 2002, Mr. Brandano served as the Chief Executive Officer for Affinity International Travel Systems, Inc., based in St. Petersburg, Florida. Mr. Brandano received a B.S. in Business Administration and Marketing from the University of Massachusetts - Lowell.

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

On November 5, 2007, the Board appointed Jay E. Vahl to the Company's Board of Directors. Mr. Vahl is an international business consultant with over 35 years of international business experience. From July 2004 to the present Mr. Vahl has been a business consultant assisting company with respect to opportunities in China. From 2000 to 2005, Mr. Vahl represented Sampo Corporation in establishing distributorships in Taiwan for Land Rover Motor Cars and Chrysler-Dodge. From 1998 to 2001 he was President of Payless Rent-A-Car System, an international rental car-franchising firm where he developed a strategic business alliance with British Car Rental in the U.K. From 1996 to 1998, Mr. Vahl served as a Director of SunStyle International Holidays, Inc. a leisure tour operator. Mr. Vahl also represented Huitung, a Chinese entity to acquire the exclusive Land Rover distributorship in China.

                             DIRECTORS' COMPENSATION

Directors of the Company do not receive cash compensation for their services as members of the Board of Directors. From time to time the Company has granted non-employee directors equity compensation in the form of stock or stock options.

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2007:

                           DIRECTOR COMPENSATION TABLE

                              STOCK AWARDS         OPTION AWARDS          TOTAL
NAME                               ($)                  ($)                ($)
(A)                              (B) (1)              (C) (1)              (D)
---------------------         ------------         -------------        --------
Daniel G. Brandano (2)          $18,000                   --            $ 18,000
Eric H. Winston (3) .           $81,667                   --            $ 81,667
Ben J. Dyer (4)......           $73,333                   --            $ 73,333
David Shapiro (5)....           $17,000              $96,464            $113,464

(1) The amounts in column (b) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock. Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended December 31, 2007, and included in Part II,
Item 7, Financial Statements of this Annual Report on Form 10-KSB.

(2) As of December 31, 2007, the Company granted Daniel Brandano 200,000 shares of common stock.

(3) Eric H. Winston resigned as a director effective December 20, 2007. The Company granted former director Eric H. Winston 200,000 shares of common stock during the year ended December 31, 2006. The shares were subject to a repurchase right in favor of the Company, which right lapses as to 50,000 shares each quarter subject to Mr. Winston's service on the Company's Board of Directors. During 2007, repurchase rights lapsed on 150,000 shares valued at $81,667. Effective December 31, 2007, Mr. Winston returned 150,000 shares to the Company. The return of the shares was recorded as a reduction in the number of shares outstanding and the value in the common stock account and an increase in additional paid-in capital at the par value of the shares returned.

(4) Ben J. Dyer resigned as a director effective September 19, 2007. The Company granted former director Ben J. Dyer 200,000 shares of common stock during the year ended December 31, 2006. The shares were subject to a repurchase right in favor of the Company, which right lapses as to 50,000 shares each quarter subject to Mr. Dyer's service on the Company's Board of Directors. During 2007, repurchase rights lapsed on 150,000 shares value at $81,667. Effective December 31, 2007, Mr. Dyer returned 150,000 shares to the Company. The return of the shares was recorded as a reduction in the number of shares outstanding and the value in the common stock account and an increase in additional paid-in capital at the par value of the shares returned.

(5) David Shapiro was appointed to the Board of Directors on January 8, 2007. As of December 31, 2007, the Company granted David Shapiro 100,000 shares of common stock. The Company also granted Mr. Shapiro an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.485 per share on January 8, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended December 31, 2007 and 2006:

                                                    LONG-TERM COMPENSATION AWARDS
                                               ----------------------------------------
                                               RESTRICTED   SECURITIES
                        ANNUAL COMPENSATION      STOCK       UNDERLYING        ALL
     NAME AND           -------------------      AWARDS     OPTIONS/SARs      OTHER
PRINCIPAL POSITION       YEAR   SALARY ($)        ($)           (#)        COMPENSATION
---------------------   ------  -----------    ----------   ------------   ------------
Daniel G. Brandano,
  President and
  Chief Executive
  Officer ...........    2007     112,674        18,000 (b)          -              -
                         2006     203,365             -              -              -

Nigel Osborne, (a)
  Executive Vice
  President .........    2007     111,898             -              -              -
                         2006     115,153             -              -              -

Steve Hicks,
  Division
  President .........    2007      92,308             -              -              -
                         2006     115,788             -              -              -

(a) - Nigel Osborne resigned as Executive Vice President and voluntary terminated his employment with the Company on November 16, 2007.

(b) - On October 16, 2007, the Company's Board of Directors granted 200,000 fully vested shares of the Company's common stock to Dan Brandano, Chairman and Chief Executive Officer, pursuant to an employment agreement. The common stock was valued at $18,000 or $0.18 per share (the closing market price of the Company's common stock on the day of issuance).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Dynamic Leisure Corporation, 5680A W. Cypress Street, Tampa, Florida 33607.

The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group has the right to acquire on or within 60 days after March 31, 2008 pursuant to the exercise of options or warrants. For this purpose as of March 31, 2008, 19,138,557 shares of our common stock were issued and outstanding including 2,250,000 shares classified as issuable for accounting purposes.

                                                  NUMBER OF          PERCENT OF
                                                   SHARES              SHARES
                                                BENEFICIALLY        BENEFICIALLY
NAME OF BENEFICIAL OWNER                            OWNED               OWNED
------------------------                      -----------------     ------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Daniel G. Brandano ......................       10,117,777(1)           37.6%

David Shapiro ...........................          640,000(2)            3.3%

Jay E. Vahl..............................          200,000               1.0%

Nigel P. Osborne ........................                -                 -

All Executive Officers and Directors as
 a Group (4 persons) ....................       10,957,777              40.4%

5% HOLDERS:
MMA Capital, LLC(3)
456 Montgomery Street, Ste. 2200
San Francisco, CA 94104 .................      117,130,000              87.0%

Diversified Acquisition Trust, LLC(4)
50 Braintree Hill Park, Ste. 108
Braintree, MA ...........................        1,839,506               9.4%

Stephen A. Hicks(5)
300 East 40th Street
New York, NY 10016 ......................        1,666,667               8.3%

Miller Investments, LLC(6)
14835 East Bluff Road
Alpharetta, GA 30004 ....................       11,878,571              42.3%

Raymon Valdes(7)
3080 East Bay Drive
Largo, Florida 33771 ....................        1,110,000               5.8%

AJW Partners, LLC
AJW Offshore, Ltd.
AJW Qualified Partners, LLC
New Millenium Capital Partners, II, LLC .          955,014(8)(9)         4.9%

Trafalgar Capital Specialized
Investment Fund,
4, rue Thomas Edison, L-1445
LUXEMBOURG-Strassen. ....................          955,014(10)(11)       4.9%

(1) Includes (a) 833,333 shares held by Mr. Brandano, (b) 1,066,666 shares of common stock held by Street Ventures Partners, LLC, a limited liability company in which Mr. Brandano shares equal ownership with his spouse, (c) 388,889 shares issuable upon exercise of the convertible feature of a note held by Street Venture Partners, LLC, (d) 7,000,000 shares issuable upon exercise of a fully vested option the Company is contractually obligated to issue to Mr. Brandano pursuant to the January 22, 2008 financing with Trafalgar and (e) 388,889 shares issuable upon exercise of currently exercisable warrants held by Street Venture Partners, LLC. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(2) Includes (a) 340,000 shares held by Mr. Shapiro and (b) 200,000 shares subject to options that are currently exercisable.

(3) Consists of (a) 56,250,000 shares issuable upon exercise of the convertible feature of a note, (b) 59,250,000 shares issuable upon exercise of outstanding warrants, (c) 1,000,000 shares transferred to MMA

      Capital from Diversified Acquisition Trust, LLC related to a private transaction between the parties pursuant to the recapitalization of the Company on January 13, 2006, (d) 100,000 shares from a stock purchase agreement on June 29, 2006, (e) 400,000 shares from a stock purchase agreement on July 10, 2006, (f) 100,000 shares issued on August 16, 2006, pursuant to a Loan Modification and Amendment Agreement and (g) 30,000 shares issued August 21, 2006, pursuant to a consulting agreement with the Company. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(4) Geoffrey J. Eiten is the sole beneficial owner of Diversified Acquisition Trust, LLC. Consists of (a) 1,395,066 shares of common stock, and (b) 444,440 shares issuable upon exercise of currently exercisable warrants.

(5) Consists of (a) 700,000 shares of common stock and (b) 966,667 shares issuable upon exercise of the convertible feature of a note. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(6) Consists of (a) 2,950,000 shares of common stock (b) 6,250,000 shares issuable upon exercise of warrants (c) 2,678,571 shares issuable upon exercise of the convertible feature of a note. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(7)   Consists of (a) 1,110,000 shares of common stock.

(8) Consists of (a) 500,000 shares of common stock and (b) 455,014 shares issuable upon exercise of currently exercisable warrants. The stockholders are affiliates of each other because they are under common control. AJW Partners, LLC is a private investment fund that is owned by its investors and managed by SMS Group, LLC. SMS Group, LLC, of which Mr. Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Partners, LLC. AJW Offshore, Ltd., formerly known as AJW/New Millennium Offshore, Ltd., is a private investment fund that is owned by its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Offshore, Ltd. AJW Qualified Partners, LLC, formerly known as Pegasus Capital Partners, LLC, is a private investment fund that is owned by its investors and managed by AJW Manager, LLC, of which Corey S. Ribotsky is the fund manager, has voting and investment control over the shares owned by AJW Qualified Partners, LLC. New Millennium Capital Partners II, LLC, is a private investment fund that is owned by its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Corey
      S. Ribotsky is the fund manager, has voting and investment control over the shares owned by New Millennium Capital Partners II, LLC.

(9) The investors have contractually agreed to restrict their ability exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The investors current hold warrants to purchase 5,000,000 shares of the Company's common stock.

(10) Consists of (a) 414,062 shares of common stock and (b) 540,952 shares issuable upon exercise of the convertible feature of notes. Does not include shares issuable upon conversion of accrued interest, which is convertible at the option of the holder.

(11) The investors have contractually agreed to restrict their ability to convert their convertible promissory notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The investors currently hold warrants to purchase 23,000,000 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company has recognized consulting fee expense of $5,000 for the year ended December 31, 2007. Mr. Dyer, a former member of the Company's Board of Directors, owns 75% of Innovations Publishing.

         On November 3, 2006, the Company entered into a consulting agreement with E. H. Winston & Associates, pursuant to which Mr. Winston, a former director of the Company, provides the Company with general business consulting services and advice. The initial term of the consulting agreement was three months. On February 5, 2007, the parties extended the agreement until June 5, 2007. The Company was to pay E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses. The Company has recorded $60,000 in professional fees related to the agreement during fiscal year 2007.

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

         On October 1, 2007, the Company entered into a month-to-month consulting agreement with Brian J. Brandano for management services as directed by the corporate controller for which the Company pays $1,500 per week.

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

(1) AUDIT FEES

Salberg & Company P.A., our independent registered public accounting firm our fiscal years 2007 and 2006, billed us audit fees in the aggregate amounts of $158,000 and $176,000, respectively. These fees relate to the audit of our annual financial statements, audit of acquired companies and the review of our interim quarterly financial statements.

(2) AUDIT-RELATED FEES

Salberg & Company P.A, our independent registered public accounting firm for our fiscal years 2007 and 2006, billed us audit-related fees in the aggregate amounts of $6,700 and $31,000, respectively. These fees relate primarily to the auditor's review of registration statements and related consents and audit related consulting.

(3) TAX FEES

No fees of this sort were billed by Salberg & Company P.A., our principal accountant, during 2007 and 2006.

(4) ALL OTHER FEES

No fees of this sort were billed by Salberg & Company P.A. during 2007 and 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2008.


                                       Dynamic Leisure Corporation


                                       By: /s/ Daniel G. Brandano
                                           ----------------------
                                           Daniel G. Brandano
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 15, 2007.


/s/ Daniel G. Brandano        President and Chief Executive       April 15, 2008
----------------------             Officer and Director
    DANIEL G. BRANDANO


/s/ David Shapiro                        Director                 April 15, 2008
-----------------
    DAVID SHAPIRO


/s/ Jay E. Vahl                          Director                 April 15, 2008
---------------
    JAY E. VAHL

                              FINANCIAL STATEMENTS

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2007 and 2006

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm -
  For the Years Ended December 31, 2007 and 2006 ........................... F-2

Consolidated Balance Sheets - December 31, 2007 and 2006 ................... F-3

Consolidated Statements of Operations - For the Years Ended
  December 31, 2007 and 2006 ............................................... F-4

Consolidated Statements of Changes in Stockholders' Deficit -
  For the Years Ended December 31, 2007 and 2006 ........................... F-5

Consolidated Statements of Cash Flows - For the Years Ended
  December 31, 2007 and 2006 ............................................... F-6

Notes to Consolidated Financial Statements at
  December 31, 2007 and 2006 ............................................... F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
   Dynamic Leisure Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Leisure Corporation and Subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2007, and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Leisure Corporation and Subsidiaries as of December 31, 2007, and 2006, and the consolidated results of its operations, and cash flows for the years ended December 31, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $5,674,960 and net cash used in operations of $1,658,698 for the year ended December 31, 2007, and a working capital deficiency and stockholders deficit of $15,888,284 and $9,330,508, respectively, at December 31, 2007. In addition, the Company is in default on convertible promissory notes totaling $1,900,792 at December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company, P.A.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 11, 2008

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  DECEMBER 31,
                                                        2007           2006
                                                    ------------   ------------
                        ASSETS
Current Assets
  Cash ...........................................  $    198,500   $    203,911
  Investments, restricted ........................        84,997        127,842
  Accounts receivable, net of an
    allowance of $9,984 and $5,551 ...............       135,076        139,321
  Prepaid travel .................................       387,847        515,061
  Other current assets ...........................        54,139         78,190
                                                    ------------   ------------
    Total Current Assets .........................       860,559      1,064,325
                                                    ------------   ------------
Property and equipment, net ......................       922,028      1,076,669
                                                    ------------   ------------
Other Assets
  Goodwill .......................................     2,902,196      2,902,196
  Intangible assets, net .........................     3,565,085      4,307,505
  Deposits .......................................       100,595         99,735
  Debt issue costs, net ..........................       271,112         94,022
                                                    ------------   ------------
    Total Other Assets ...........................     6,838,988      7,403,458
                                                    ------------   ------------
    Total Assets .................................  $  8,621,575   $  9,544,452
                                                    ============   ============
         LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
  Convertible promissory notes, net of
    discount of $211,022 and $266,471 ............  $  3,939,770   $  2,046,187
  Notes payable, current portion .................       386,588        386,245
  Acquisitions payable ...........................     1,204,857      1,440,000
  Convertible promissory note to related party ...       350,000              -
  Accounts payable ...............................     2,165,901        752,152
  Accounts payable to related parties ............       471,284         65,930
  Accrued compensation ...........................        16,133         74,707
  Accrued interest ...............................       865,728        652,823
  Other accrued liabilities ......................       286,221        294,271
  Capital lease obligation .......................        37,852         34,152
  Deferred revenue and customer deposits .........     1,116,420      1,276,913
  Due to employee ................................       160,000         50,000
  Warrant and option liability ...................     2,475,112      5,419,729
  Embedded conversion option liability ...........     3,272,977        667,076
                                                    ------------   ------------
    Total Current Liabilities ....................    16,748,843     13,160,185
                                                    ------------   ------------
Long-Term Liabilities
  Convertible promissory notes, net of
    current portion, net of discount
    of $1,346,542 and $624,671 ...................     1,163,458      2,225,329
  Convertible promissory note to related party,
    net of current portion .......................             -        350,000
  Notes payable, net of current portion ..........             -            343
  Capital lease obligation, net of current portion        39,782         73,448
                                                    ------------   ------------
    Total Long-Term Liabilities ..................     1,203,240      2,649,120
                                                    ------------   ------------

    Total Liabilities ............................  $ 17,952,083   $ 15,809,305
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders' Deficit
  Preferred stock, $0.01 par value,
    20,000,000 shares authorized,
    none issued and outstanding ..................  $          -   $          -
 Common stock, $0.01 par value, 300,000,000
    shares authorized, 15,733,557 and 12,101,195
    issued and outstanding .......................       157,336        121,012
 Common stock issuable, at par value
    (836,957 and 130,000 shares) .................         8,370          1,300
 Additional paid-in capital, net of
    deferred consulting fees of $33,822
    and $51,536 ............................ .....     7,673,448      5,107,537

 Accumulated deficit .............................   (17,169,662)   (11,494,702)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................    (9,330,508)    (6,264,853)
                                                    ------------   ------------

    Total Liabilities and Stockholders' Deficit ..  $  8,621,575   $  9,544,452
                                                    ============   ============

        See accompanying notes to the consolidated financial statements.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE        FOR THE
                                                     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2007           2006
                                                    ------------   ------------

Total revenues ...................................  $  8,101,205   $  5,817,252

Cost of revenues .................................     6,648,977      4,336,889
                                                    ------------   ------------

  Gross Profit ...................................     1,452,228      1,480,363

Operating Expenses
  Employee Compensation ..........................     2,085,622      1,362,290
  Financial consulting, includes $409,266 and
    $694,776 stock-based compensation for 2007
    and 2006, respectively .......................       633,167        798,042
  Legal expense, includes $0 and $524,000 stock-
    based compensation for 2007 and 2006,
    respectively .................................       194,578        719,951
  Depreciation and amortization expense,
    includes $4,838 and $0 deferred debt issue
    cost amortization for 2007 and 2006,
    respectively .................................     1,036,922        704,726
  Internal accounting and external auditing
    expense ......................................       345,885        613,588
  Director fees, includes $280,348 and $496,000
    stock-based compensation for 2007 and 2006,
    respectively .................................       336,464        496,000
  Investor relations, includes $436,428 and
    $314,200 stock-based compensation for 2007
    and 2006, respectively .......................       530,957        314,200
  Other general and administrative expenses ......     1,618,436      2,032,192
                                                    ------------   ------------

    Total Operating Expenses .....................     6,782,031      7,040,989
                                                    ------------   ------------

    Loss from Operations .........................    (5,329,803)    (5,560,626)

Other Income (Expense)
  Interest income ................................         5,348         19,494
  Interest expense ...............................    (3,597,946)    (5,034,861)
  Gain on disposal of assets, net ................             -        192,471
  Loss on extinguishment of debt .................       (76,635)      (208,452)
  Warrant and option valuation income ............     5,329,977        249,662
  Embedded conversion option valuation expense ...    (2,005,901)      (667,076)
                                                    ------------   ------------

    Total Other Income (Expense), net ............      (345,157)    (5,448,762)
                                                    ------------   ------------

    Net Loss .....................................  $ (5,674,960)  $(11,009,388)
                                                    ============   ============

Net Loss Per Share - Basic and Diluted ...........  $      (0.39)  $      (1.08)
                                                    ============   ============

Weighted average number of shares outstanding
  during the year - basic and diluted ............    14,489,727     10,154,497
                                                    ============   ============

         See accompanying notes to the consolidated financial statements

                                        DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      For the Years Ended December 31, 2007 and 2006

                                                                   Common
                                                                   Stock        Additional
                                               Common Stock     Subscription     Paid In      Accumulated      Total
                          Common Stock           Issuable        Receivable      Capital        Deficit     Stockholders'
                     ---------------------   ----------------   ------------   -----------   ------------      Equity
                       Shares      Amount    Shares    Amount      Amount         Amount        Amount       (Deficit)
                     ----------   --------   -------   ------   ------------   -----------   ------------   -------------
BALANCE AT
  DECEMBER 31, 2005   6,566,667   $ 65,666   $     -   $    -   $       (537)  $   (57,629)  $   (485,314)  $    (477,814)

Deemed issuance
  for prior
  shareholders of
  DynEco ..........   1,157,951     11,580         -        -              -      (944,862)             -        (933,282)

Common stock
  issued in
  acquisitions ....   1,040,000     10,400         -        -              -     2,673,580              -       2,683,980

Common stock
  issued in note
  payable
  modification and
  waiver agreement      300,000      3,000         -        -              -       302,018              -         305,018

Common stock
  issued for cash .     855,000      8,550    50,000      500            537       837,150              -         846,737

Common stock
  issued in warrant
  exercise ........     199,932      1,999         -        -              -       134,400              -         136,399

Common stock
  issued in
  conversion of
  notes payable ...     901,645      9,017         -        -              -       803,834              -         812,851

Common stock
  issued for
  services ........   1,080,000     10,800    80,000      800              -     1,051,400              -       1,063,000

Value of options
  issued for
  services ........           -          -         -        -              -       655,000              -         655,000

Value of warrants
  issued to
  consultants .....           -          -         -        -              -       185,976              -         185,976

Beneficial
  conversion
  feature .........           -          -         -        -              -     2,032,323              -       2,032,323

Reclassification of
  warrant liability
  due to debt
  extinguishment ..           -          -         -        -              -       240,592              -        240,592

Reclassification
  of financial
  instruments to
  liabilities .....           -          -         -        -              -    (2,806,245)             -      (2,806,245)

Net Loss (2006)....           -          -         -        -              -             -    (11,009,388)    (11,009,388)
                     ----------   --------   -------   ------   ------------   -----------   ------------    ------------
BALANCE AT
  DECEMBER 31, 2006  12,101,195   $121,012   130,000   $1,300   $          -   $ 5,107,537   $(11,494,702)   $ (6,264,853)
                     ----------   --------   -------   ------   ------------   -----------   ------------    ------------
                                                         (continued)
                                                            F-5A

                                        DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      For the Years Ended December 31, 2007 and 2006
                                                       (continued)
                                                                   Common
                                                                   Stock        Additional
                                               Common Stock     Subscription     Paid In      Accumulated      Total
                          Common Stock           Issuable        Receivable      Capital        Deficit     Stockholders'
                     ---------------------   ----------------   ------------   -----------   ------------      Equity
                       Shares      Amount    Shares    Amount      Amount         Amount        Amount       (Deficit)
                     ----------   --------   -------   ------   ------------   -----------   ------------   -------------
Common stock
  issued in
  conversion of
  promissory
  notes ...........   1,129,062     11,291         -        -              -     1,172,073              -       1,183,364

Common stock
  issued in warrant
  exercise ........      33,300        333         -        -              -        22,167              -          22,500

Common stock
  issued for
  services ........   1,470,000     14,700   (80,000)    (800)             -     1,066,478              -       1,080,378

Common stock
  issued in
  notes payable
  waiver agreement      950,000      9,500         -        -              -       204,000              -         213,500

Common stock
  issued for
  cash ............      50,000        500   (50,000)    (500)             -             -              -               -

Common stock
  issuable
  related to
  anti-dilution
  provisions ......           -          -   836,957    8,370              -        (8,370)             -               -

Value of options
  issued for
  services ........           -          -         -        -              -        24,116              -          24,116

Reclassification
  from warrant
  and option
  liability .......           -          -         -        -              -        85,447              -          85,447

Net Loss (2007)               -          -         -        -              -             -     (5,674,960)     (5,674,960)
                     ----------   --------   -------   ------   ------------    ----------    -----------    ------------
BALANCE AT
  DECEMBER 30, 2007  15,733,557   $157,336   836,957   $8,370   $          -    $7,673,448   $(17,169,662)   $ (9,330,508)
                     ==========   ========   =======   ======   ============    ==========   ============    ============

                              See accompanying notes to the consolidated financial statements
                                                            F-5B

                         DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE         FOR THE
                                                                 YEAR ENDED      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2007            2006
                                                                -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................    $(5,674,960)    $(11,009,388)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Change in accounts receivable allowance ..............          4,433            5,551
      Depreciation .........................................        154,640           51,966
      Amortization of intangible assets ....................        742,420          444,408
      Amortization of debt issue costs .....................        139,862          208,351
      Loss on extinguishment of debt .......................              -          208,452
      Amortization of debt discount to interest expense ....      2,400,700        4,358,733
      Common stock and warrants for services ...............      1,181,680        1,903,976
      Common stock for debt waiver .........................        140,000                -
      Embedded conversion option valuation expense .........      2,005,901          667,076
      Warrant and option valuation income ..................     (5,329,978)        (249,662)
      Loss (gain) on disposal of assets ....................              -         (192,471)
    (Increase) decrease in assets and liabilities:
      Accounts receivable ..................................        (   188)         318,106
      Prepaid assets .......................................        127,214        (275,933)
      Other assets .........................................         23,191          (73,508)
      Accounts payable .....................................      1,819,103          250,747
      Accrued expenses .....................................        767,780          719,113
      Deferred revenue and customer deposits................       (160,493)         (56,168)
                                                                -----------     ------------
      Net Cash Used In Operating Activities ................     (1,658,698)      (2,720,651)
                                                                -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in investments ....................................         42,845           25,348
  Acquisition of property and equipment ....................              -         (325,937)
  Acquisition of business ..................................              -          (41,077)
                                                                -----------     ------------
      Net Cash Provided By (Used In) Investing Activities ..         42,845         (341,666)
                                                                -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ...............      2,060,000        2,910,000
  Repayment of convertible promissory notes ................              -         (345,158)
  Proceeds from line of credit .............................              -           10,000
  Repayments of notes payable ..............................       (235,143)               -
  Proceeds from employee advances ..........................        110,000                -
  Debt issue costs .........................................       (316,952)        (302,373)
  Repayment of capital leases ..............................        (29,966)          (8,940)
  Proceeds from common stock issuance ......................         22,500          983,136
                                                                -----------     ------------
      Net Cash Provided By Financing Activities ............      1,610,439        3,246,665
                                                                -----------     ------------
Net Increase (Decrease) in Cash ............................         (5,411)         184,348

Cash at Beginning of Year ..................................        203,911           19,563
                                                                -----------     ------------
Cash at End of Year ........................................    $   198,500     $    203,911
                                                                ===========     ============
Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes .............    $         -     $          -
                                                                ===========     ============
  Cash paid during the period for interest .................    $   340,016     $     91,943
                                                                ===========     ============
                                         (continued)
                                             F-6A

                         DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (continued)
                                                                  FOR THE         FOR THE
                                                                 YEAR ENDED      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2007            2006
                                                                -----------     ------------
Supplemental Disclosure of non-cash investing and
 financing activities:

  Debt and stock issue in acquisitions .....................    $         -     $  6,173,980
                                                                ===========     ============
  Assets received on capital lease .........................    $         -     $    116,540
                                                                ===========     ============
  Discount on promissory notes .............................    $ 2,993,622     $  2,630,202
                                                                ===========     ============
  Conversion option liability related to promissory note ...    $   600,000     $  1,954,950
                                                                ===========     ============
  Reclassification of FV of warrants and options from equity    $    85,447     $          -
                                                                ===========     ============
  Promissory notes converted to common stock ...............    $   830,000     $    812,851
                                                                ===========     ============
  Accrued interest converted to promissory note principal ..    $   268,134     $          -
                                                                ===========     ============
  Purchase of GSA agreement and deposits for notes payable .    $         -     $    350,000
                                                                ===========     ============

               See accompanying notes to the consolidated financial statements.
                                             F-6B

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the years ended December 31, 2007 and 2006, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.

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

         These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2007 and 2006 include the valuation of accounts receivable, valuation of goodwill, valuation and amortization of intangible assets, valuation of stock based transactions, valuation of derivatives, valuation of beneficial conversion features on convertible debt, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as cash equivalents as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at December 31, 2007, and December 31, 2006 were $6,830 and $20,769, respectively. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. At December 31, 2007, the Company had one such amount that was in excess of such limits by $112,872; however, the Company has not experienced any losses on such accounts to date.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. The Company conducted its review as of December 31, 2007. For purposes of the review, the Company is considered one reporting unit as defined in SFAS 142. The fair value of the Company's equity was determined by multiplying the market price of the Company's common stock by the number of shares outstanding at December 31, 2007. The fair value of the Company's outstanding common stock exceeded the carrying value of the Company's assets net of liabilities; therefore, no impairment was recognized during the year ended December 31, 2007.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the year ended December 31, 2007.

Letters of Credit and Restricted Investments and Surety Bond

         At December 31, 2007 and 2006, the Company had two outstanding letters of credit totaling approximately $97,400 and $112,000, respectively, payable to the Airlines Reporting Corporation (ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at December 31, 2007, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

         At December 31, 2006, the Company had outstanding a surety bond for approximately $75,000 in favor of ARC, which allows the Company to purchase airline tickets through the ARC's computerized ticket system. The terms of the surety bond agreement require the Company to maintain a collateral deposit of $22,500 with the ARC. The deposit is included in Other Assets - Deposits on the accompanying consolidated balance sheet. The Company also maintains a restricted investment at December 31, 2006, of $127,842 related to its ARC agreement.

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

Advertising Costs

         The Company expenses advertising costs as incurred. During the year ended December 31, 2007 and 2006, the Company's advertising expense totaled $31,419 and $36,917, respectively.

Capitalized Software Costs

         Costs associated with acquiring Tourscape, the Company's proprietary software for use in the wholesale travel industry, and certain third party database software (completed software) and costs of implementing this software was capitalized as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Capitalized software costs are amortized commencing when the system is placed in service and continues over the estimated life of the related product using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2007, there were outstanding warrants, options, third-party debt and related-party debt convertible into 39,485,775, 1,149,762, 60,091,756 and 388,889 common shares, respectively, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the period ending December 31, 2007 and 2006, due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

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

         FASB Statement No. 141(R),"Business Combinations" ("SFAS 141(R)"): In December 2007, the FASB issued No. 141R which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

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

         SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements" ("SFAS 160"): In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141(R) and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiary and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense such advance payments as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 07-03 to have a material impact on our consolidated financial statements.

NOTE 3   GOING CONCERN

         For the year ended December 31, 2007, the Company had a net loss of $5,674,960, used net cash in operations of $1,658,698 and had a working capital deficiency of $15,888,284, and a stockholders' deficiency of $9,330,508 at December 31, 2007. In addition, the Company was in default on convertible promissory notes totaling $4,150,792 and unsecured promissory notes of $156,434 as of March 31, 2008 ($1,900,792 at December 31, 2007). These matters raise substantial doubt about our ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2008, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of December 31, 2007, the Company had $6,660,792 in outstanding Convertible Notes payable to third parties (see Note 6) including the notes in default as described above, which are convertible into 60,091,756 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. As of December 31, 2007, the Company did not have adequate working capital to meet these obligations with cash payments.

         Management believes that its plans to raise additional capital will allow for adequate funding of the Company's cash requirements through December 31, 2008, although there is no assurance regarding this belief or that the Company will be successful in these efforts. The consolidated financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern. Subsequent to December 31, 2007, the Company received gross proceeds from the issuance of a $1,000,000 convertible promissory note.

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                      Estimated
                                     Useful Life    December 31,    December 31,
                                      in Years          2007            2006
                                     -----------    ------------    ------------
Office furniture and equipment ..        3-5        $   165,770     $   165,770
Software ........................        5-7            957,850          37,753
Software in development .........                             -         920,097
                                                    -----------     -----------
Total property and equipment ....                   $ 1,123,620     $ 1,123,620
Less accumulated depreciation ...                      (201,592)        (46,951)
                                                    -----------     -----------
Property and equipment, net .....                   $   922,028     $ 1,076,669
                                                    ===========     ===========

         Depreciation expense was $154,640 and $51,966 for the years ended December 31, 2007 and 2006, respectively.

         During 2006, the Company entered into $116,540 of capital lease commitments for computer and telephone equipment.

         Software in Development at December 31, 2006, consists of the purchase of worldwide rights and source code to TourScape, proprietary software for use in the wholesale travel industry, for $500,000 and the purchase of third party database software and related implementation costs of $420,097. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company completed its implementation of the software and placed it in service on March 31, 2007, and reclassified the $920,097 in the above table into the "software" category. The Company amortizes this software over seven years.

         If the Company determines at a future date to sell or license the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.

NOTE 5   INTANGIBLE ASSETS

         Intangible assets at December 31, 2006, are as follows:

                                                       Accumulated     Net Book
                                 Life        Cost      Amortization     Value
----------------------------   --------   ----------  -------------   ----------
Airline contracts ..........     7 yrs.   $2,820,000    $ 233,797     $2,586,203
Hotel contracts ............     7 yrs.      422,500       16,628        405,872
URLs .......................    10 yrs.    1,011,000       55,789        955,211
Mailing list ...............     3 yrs.      150,000        4,018        145,982
General service agreement ..   2.5 yrs.      348,413      134,176        214,237
                                           ---------    ---------     ----------
                                          $4,751,913    $ 444,408     $4,307,505
                                          ==========    =========     ==========

         Intangible assets at December 31, 2007, are as follows:

                                                       Accumulated     Net Book
                                 Life        Cost      Amortization      Value
----------------------------   --------   ----------   ------------   ----------
Airline contracts ..........     7 yrs.   $2,820,000    $  653,185    $2,166,815
Hotel contracts ............     7 yrs.      422,500        83,140       339,360
URLs .......................    10 yrs.    1,011,000       160,949       850,051
Mailing list ...............     3 yrs.      150,000        20,090       129,910
General service agreement ..   2.5 yrs.      348,413       269,464        78,949
                                          ----------    ----------    ----------
                                          $4,751,913    $1,186,828    $3,565,085
                                          ==========    ==========    ==========

         Amortization expense for the years ended December 31, 2007 and 2006, totaled $742,420 and $444,408, respectively.

Amortization of intangible assets in future years is expected to be as follows:

                           2008          $ 607,132
                           2009          $ 607,132
                           2010          $ 607,132
                           2011          $ 607,132
                           2012          $ 607,132
                           Thereafter    $ 529,425

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company conducted a test of impairment as of December 31, 2007, as a result of losses incurred by the Company as a whole during 2007 and 2006.

         The impairment test noted that the loss before interest, taxes, amortization and depreciation for Company's core travel products business for 2007 and 2006 was approximately $172,000 and $157,000, respectively, exclusive of corporate overhead associated with administrating corporate operations and the Company's public company status, capital raising activities and non-cash expenditures. Also, revenues in 2007 increased over the prior two years. The impairment test was performed assuming the Company continues as a going concern and experiences modest increases in revenues and gross margins. Based upon these assumptions, the Company measured the undiscounted projected future cash flows from its airline contacts based upon the estimated incremental increase in gross profit from purchasing airline tickets under wholesale bulk airline contracts compared to published fares plus an estimated terminal value based upon a one times multiple of the average of the two prior years' projected cash flow. The Company further measured the undiscounted projected future cash flows of revenues generated from its hotel contracts, URLs, mailing lists, car rental, general service agreement and terminal value equal to two times multiple the prior year cash flow. The undiscounted projected future cash flows exceeded the carrying amount of the intangible assets. No impairment was recognized during the year ended December 31, 2007.

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at December 31, 2006:

                                                                Original Debt Discount Components
                                                               ------------------------------------    Cumulative
                                                               Beneficial                             Amortization
Interest    Original      Notes        Note        Balance     Conversion    Warrant                     As Of
 Rate      Principal    Converted   Repayments   12/31/2006     Feature     Liability      Total       12/31/2006
--------   ----------   ---------   ----------   -----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $       -    $ 1,450,000   $1,208,332            -   $1,208,332   $   993,149
 9%  (S)      600,000           -           -        600,000      480,000            -      480,000       428,712
10%  (S)    2,250,000           -           -      2,250,000      206,618    2,030,202    2,236,820     2,169,409
10%  (U)      310,316           -    (155,158)       155,158       77,372      232,944      310,316       310,316
10%  (U)       50,000     (50,000)          -              -       50,000            -       50,000        50,000
10%  (U)       10,000           -           -         10,000            -            -            -             -
10%  (U)      100,000    (100,000)          -              -            -            -            -             -
 5%  (U)       50,000           -     (50,000)             -            -            -            -             -
10%  (U)       75,000     (75,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -            -            -            -             -
10%  (U)       50,000     (50,000)          -              -            -            -            -             -
10%  (U)       25,000     (25,000)          -              -       10,000            -       10,000        10,000
10%  (U)       75,000           -           -         75,000            -            -            -             -
10%  (U)       10,000           -           -         10,000            -            -            -             -
10%  (U)       30,000           -     (30,000)             -            -            -            -             -
10%  (U)       50,000           -     (50,000)             -            -            -            -             -
10%  (U)       12,500           -           -         12,500            -            -            -             -
10%  (U)       25,000           -     (25,000)             -            -            -            -             -
10%  (U)       10,000           -     (10,000)             -            -            -            -             -
10%  (U)       25,000           -     (25,000)             -            -            -            -             -
 6%  (S)      600,000           -           -        600,000            -      600,000      600,000        42,740
           ----------   ---------   ---------    -----------   ----------   ----------   ----------   -----------
           $5,857,816   $(350,000)  $(345,158)   $ 5,162,658   $2,032,322   $2,863,146   $4,895,468   $ 4,004,326
           ==========   =========   =========    ===========   ==========   ==========   ==========   ===========
(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 2,312,658       $   266,471       $ 2,046,187
Long-term portion ........         2,850,000           624,671         2,225,329
                                 -----------       -----------       -----------
Total at December 31, 2006       $ 5,162,658       $   891,142       $ 4,271,516
                                 ===========       ===========       ===========

         Convertible notes consisted of the following at December 31, 2007:

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Balance       Notes                   Balance     Conversion    Warrant                     as of
  Rate     12/31/2006   Converted   Borrowings   12/31/2007     Feature     Liability      Total      12/31/2007
--------   ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $        -   $1,450,000   $1,208,332   $        -   $1,208,332   $  1,208,332
 9%  (S)      600,000    (600,000)           -            -      480,000            -      480,000        480,000
10%  (S)    2,250,000           -            -    2,250,000      206,618    3,296,324    3,502,942      3,291,920
 5%  (U)      155,158    (150,000)     268,134      273,292       77,372      232,944      310,316        310,316
10%  (U)       10,000           -            -       10,000            -            -            -              -
10%  (U)       75,000     (75,000)           -            -            -            -            -              -
10%  (U)       10,000           -            -       10,000       50,000            -       50,000         50,000
10%  (U)       12,500           -            -       12,500            -            -            -              -
 6%  (S)      600,000      (5,000)     400,000      995,000      400,000      600,000    1,000,000        542,744
 8%  (U)            -           -      150,000      150,000            -       73,500       73,500         73,500
10%  (U)            -           -       50,000       50,000       50,000            -       50,000         50,000
10%  (U)            -           -      150,000      150,000      150,000            -      150,000        150,000
12%  (S)            -           -    1,310,000    1,310,000            -    1,127,500    1,127,500        238,214
           ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
           $5,162,658   $(830,000)  $2,328,134   $6,660,792   $2,622,322   $5,330,268   $7,952,590   $  6,395,026
           ==========   =========   ==========   ==========   ==========   ==========   ==========   ============

(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 4,150,792       $   211,022       $ 3,939,770
Long-term portion ........         2,510,000         1,346,542         1,163,458
                                 -----------       -----------       -----------
Total at December 31, 2007       $ 6,660,792       $ 1,557,564       $ 5,103,228
                                 ===========       ===========       ===========

         Terms and original debt discount assumptions for convertible notes outstanding at December 31, 2007:

                                                                                Original Warrant and Option Liability
                    Convertible Promissory Notes                                 Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   --------------------------------------------------
Interest     Balance    Unamortized   Maturity              Conversion               Exercise   Expected   Vola-   Discount
  Rate     12/31/2007     Discount      Date     Payments      Price      Shares      Price     Life(Yr)   tility    Rate
--------   ----------   -----------   --------   --------   ----------   ---------   --------   --------   ------  --------
 9%  (S)   $1,450,000   $         -     3/6/07      (A)        $1.50             -    $   -         -          -         -
10%  (S)    2,250,000       211,022     3/5/08      (C)         0.128    2,000,000     1.00       3.0       271%     5.07%
 -    -             -             -          -      (D)         1.00       250,000     1.00       2.25      142%     5.03%
 -    -             -             -          -      (E)         1.00     3,000,000     1.50       3.0       190%     4.60%
 5%  (U)      273,292             -    12/4/07      (F)         0.75       304,000     0.90       3.0       354%     3.96%
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       10,000             -    6/30/06      (G)         0.90             -        -         -         -          -
10%  (U)       12,500             -    6/30/06      (G)         0.90             -        -         -         -          -
 6%  (S)      995,000       457,256   10/25/09      (H)          (H)     5,000,000     1.50       3.0       154%     4.58%
 8%  (U)      150,000             -   12/31/07      (I)          (I)             -        -         -         -          -
10%  (U)       50,000             -    6/29/09      (J)          (J)       132,979     0.376      0.3       218%     4.94%
10%  (U)      150,000             -    6/29/09      (J)          (J)       398,936     0.376      0.3       218%     4.94%
12%  (S)    1,310,000       889,286    6/29/09      (K)          (K)     3,000,000     0.85       2.0       218%     4.89%
           ----------   -----------
           $6,660,792   $ 1,557,564
           ==========   ===========

(A)   - This note went into default for nonpayment on its maturity date.

(B)   - Not used.

(C) - Maturity date of note was extended on March 5, 2007 to March 5, 2008. Conversion price was reset to $0.128 from $1.00 related to anti-dilution provisions effective November 8, 2007.

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

(H) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $0.06 per share as of December 31, 2007.

(I) - The Company extended the maturity date of this debt to December 31, 2007. The conversion price was reset to a variable price on June 15, 2007, and June 29, 2007, based upon terms set forth in the convertible debenture agreement. As of December 31, 2007, the debt is convertible at the lower of $0.23 per share or 80% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

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

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $2,400,700 and $3,888,418 for the year ended December 31, 2007 and 2006, respectively, and was included in interest expense in the accompanying consolidated financial statements.

         In total as of March 31, 2008, the Company was in default on third-party convertible promissory notes of $4,150,792.

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

         On December 1, 2007, the Company entered into an agreement with Miller Investments to extend the maturity date on the Note to December 31, 2007. In consideration for this loan extension, the Company agreed to issue Miller Investments 300,000 shares of the Company's common stock valued at $39,000 or $0.13 per share (the closing market price of the Company's common stock on the day of issuance). This value was recorded as debt discount and is being amortized to interest expense over the extended term of the loan.

         At the option of the holder, the notes are convertible at any time into shares of the Company's common stock at the lesser of (i) $1.00 per share or
(ii) the price per share paid by investors in the Company's next financing transaction. The qualifying financing occurred on June 29, 2007, wherein the Company consummated a financing with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar"), that was later amended on August 1, 2007. As a result, the conversion price of the Miller unsecured convertible promissory note was to conform to a conversion price in Trafalgar debentures which was the lesser of (a) $0.23 per share or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Holder is entitled to piggyback registration rights, subject to certain limitations as described in the notes. In addition, the Company has granted the holder the right to purchase additional notes from the Company in the principal amount of $150,000 on the same terms and conditions within thirty (30) days after the date of the notes. The fair value of the embedded conversion option associated with this debt was not material as of December 31, 2007, and has not been recorded in the embedded conversion option liability account on the accompanying balance sheet.

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

         Due to the variable conversion price, the secured convertible term notes were bifurcated and recorded as two liability instruments--a debt instrument and an embedded conversion option liability at fair value.

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

         In connection with the transaction, the Company issued to MMA a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrant is exercisable for a period of three years and the number of warrant shares and the exercise price are subject to adjustment in the event the Company issues or sells shares for a consideration less than $1.00 per share and to reflect the occurrence of forward or reverse stock splits, corporate reorganizations or certain other corporate events. If, at the time of exercise, there is not an effective registration statement covering the sale of the shares issuable upon exercise of the warrant, the warrant holder may exercise the warrant on a cashless basis, whereby the holder surrenders a portion of the warrants in lieu of paying the exercise price in cash.

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

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at December 31, 2007; therefore, there was no effect of implementing this standard.

         On November 8, 2007, the Company issued common stock pursuant to the conversion of a convertible debenture held by another investor at a conversion price of $0.128 per share. As a result, the conversion price of the MMA convertible debentures decreased to a fixed conversion price of $0.128, and the shares of common stock purchasable under the MMA warrants for 2,250,000 shares increased to 17,578,125 shares, and the warrant exercise price decreased to $0.128 per share. There is no accounting effect related to the reset of the conversion price of the convertible debentures. The reset of the shares and exercise price related to the warrants was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a decrease in the warrant and option liability income account.

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

         On June 4, 2007, the Company entered into a second Modification and Waiver Agreement with the note holders that combined all accrued interest and penalties on these notes as of June 4, 2007, aggregating $268,134 with the outstanding principal amount of the Notes of $155,158 and provided that interest would accrue on the new principal amount at the rate of 5% per annum beginning June 4, 2007. Penalties of $142,236 were recorded as interest expense on the settlement date. Interest is payable on any conversion date or on the maturity dates of the Notes, which have been extended to December 4, 2007. All principal and accrued interest is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.75, subject to adjustment. As long as the Notes are outstanding, if the Company issues any Common Stock, other than for certain enumerated exceptions as set forth in the Modification and Waiver Agreement, prior to the complete conversion of the Notes for a consideration less than $0.485 per share, the conversion price shall be reduced to such other lower issue price. In addition, the purchase price of the warrants is subject to adjustment if the Company issues any Common Stock other than for certain enumerated exceptions set forth in the Modification and Waiver Agreement, for a consideration less than $0.485 per share. In connection with the June 4, 2007 Modification and Waiver Agreement, the investors agreed to convert an aggregate of $150,000 due and payable under the Notes into 200,000 shares of the Company's common stock effective as of June 4, 2007. The notes were not paid on the maturity date and are in default.

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

         On August 1, 2007, the Company amended an agreement with another investor related to the sale of convertible debt and warrants resulting in lowering the maximum conversion price of that convertible debt to $0.23 per share. As a result, the shares of common stock purchasable under the warrant for 5,000,000 shares increased to 6,929,812 shares and the exercise price decreased to $1.0823 per share. The reset of the shares and exercise price was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a decrease in the warrant and option liability income account.

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

Trafalgar - July 11, 2007 Secured Convertible Debentures
--------------------------------------------------------

         The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of up to $2,400,000 of secured convertible debentures to be funded in three tranches with all outstanding principal and accrued interest due two years from the date each tranch is funded. On July 11, 2007, the Company closed on the first portion of the funding and issued a two-year $700,000 convertible debenture to Trafalgar. On August 18, 2007, the Company closed on the remaining funding, issued two-year convertible debentures aggregating $610,000 to Trafalgar and, as dicussed above, Trafalgar acquired the secured convertible debentures formerly held by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC. The debentures bear interest at 12% per annum, compounded monthly (9.5% after effectiveness of a Registration Statement required under the agreement; see below), and is convertible into common stock at the lesser of (a) an amount equal to 100% of the Volume Weighted Average Price ("VWAP") as quoted by Bloomberg LP as of June 29, 2007 (the "Fixed Conversion Price"), or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Company has the right to redeem the debenture at 120% of principal and accrued and unpaid interest. The funding is subject to customary commitment and other fees approximating an aggregate 10% of the funded amount, as defined in the agreement. In connection with the offering, the Company issued an aggregate of 3,000,000 warrants to purchase common stock at a price of 85% of the Fixed Conversion Price component of the convertible debentures, per share. The warrants are exercisable for a period of five years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In connection with the Agreement, the Company entered into a registration rights agreement requiring the Company to register the securities underlying the convertible debentures and warrants. The Company must file within 55 days of June 29, 2007 and the registration statement must be effective within 90 days of June 29, 2007. If the filing or effectiveness dates are not complied with, or maintenance of effectiveness or other defaults occur, as defined in the Registration Rights Agreement, the Company will incur liquidated damages of 2% of the outstanding debenture value for each 30 days the default remains uncured. The registration was not effective as of December 31, 2007, and the Company has accrued liquidated damages on these notes totaling approximately $79,000 at December 31, 2007, which is included in other accrued liabilities on the accompanying balance sheet.

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

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of December 31, 2007, the Note had an outstanding balance of $350,000.

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

Other Notes Payable
-------------------

         Notes payable consisted of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
         Notes Payable - Bearing interest at rates
          ranging from 5% to 15% unsecured and due
          at various dates through August 2007 ...     $ 156,434      $ 156,434

         Notes payable assumed from DynEco .......        20,154         20,154

         Line of credit - IRT/ITR ................       210,000        210,000
                                                       ---------      ---------
                                                       $ 386,588      $ 386,588
         Less current portion ....................      (386,588)      (386,245)
                                                       ---------      ---------
             Notes payable, net of current portion     $       -      $     343
                                                       =========      =========

         At December 31, 2007, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $156,434. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at December 31, 2007.

Capital Lease Obligation
------------------------

         The Company's capital leases consisted of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
         Total Capital Leases ....................     $  77,634      $ 107,600
         Less Current Capital Leases .............       (37,852)       (34,152)
                                                       ---------      ---------
            Long-term portion of Capital Leases ..     $  39,782      $  73,448
                                                       =========      =========

         Future maturities of capital lease obligations as of December 31, 2007, are as follows:

         2008         $37,852
         2009         $20,998
         2010         $11,897
         2011         $ 6,887

NOTE 7   WARRANT AND OPTION LIABILITY

         The Company recorded a warrant liability related to Convertible Notes in connection with the Modification and Waiver Agreement of January 13, 2006 and the MMA Capital LLC financing due to the liquidated damages provision in the registration rights agreement requiring liability treatment under EITF 00-19 (see Note 6 and discussion within FSP EITF 00-19-2). The Company also recorded warrant and option liability related to the Convertible Notes with a variable conversion price issued on November 9, 2006 and July 11, 2007. EITF 00-19 requires liability treatment for all outstanding warrants and non-employee options as a result of the variable conversion price provision contained in these Convertible Notes. As a result, warrants for 5,000,000 shares of common stock were recorded as warrant liability and warrants for 2,300,050 shares and non-employee options for 1,000,000 shares of the Company's common stock were reclassified from equity and recorded as liabilities on the Company's consolidated balance sheet on November 9, 2006, the issuance date of the convertible notes with the variable conversion price.

         On November 8, 2007, the Company issued common stock pursuant to the conversion of a convertible debenture at a conversion price of $0.128 per share. The issuance of this common stock resulted in shares of common stock purchasable under warrants held by certain investors to increase by 18,961,062 shares, and the exercise price of these warrants to decrease to $0.128 per share in accordance with anti-dilution provisions contained in related warrant agreements. The reset of the shares and exercise price was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a decrease in the warrant and option liability income account.

         During the year ended December 31, 2007, the warrant and option liability was increased for the fair value of options granted to a director to purchase 200,000 shares of the common stock that vested during the period, warrants to purchase 3,000,000 shares of common stock granted on March 5, 2007 pursuant to the MMA Capital, LLC note modification agreement, warrants to purchase 3,000,000 and 5,000,000 shares of common stock granted on July 11, 2007, and August 1, 2007, respectively, pursuant to the Trafalgar financing and warrants to purchase 108,000 shares of common stock related to consulting services. During the same period, the fair value of warrants exercised and options forfeited were reclassified to equity.

         The remaining warrant and option liability will continue to be revalued until the expiration date of the debt or at such time EITF 00-19 and related interpretations provide for the reclassification of these financial instruments to equity, with any changes in valuation recorded as warrant and option valuation income or expense.

         The Company's warrant and option liability and related revaluation assumptions for the years ended December 31, 2007 and 2006, are as follows:



                                                    11/9/06                                                Warrant
                         3/2/05                    Variable                   All Other       Total      and Option
                      Convertible                 Conversion     Trafalgar    Warrants       Warrant      Valuation
                          Note          MMA          Price        Capital        and       and Option      (Income)
                        Holders       Capital        Notes         Notes       Options      Liability      Expense
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance 12/31/2005    $   232,944   $         -   $         -   $        -   $         -   $   232,944   $         -

MMA transaction ...             -     1,793,382             -            -             -     1,793,382             -
Change in value ...       337,851     1,882,191             -                          -     2,220,042     2,220,042
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance 3/31/06 ...       570,795     3,675,573             -            -             -     4,246,368     2,220,042

Change in value ...      (198,044)   (1,243,447)            -            -             -    (1,441,491)   (1,441,491)
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at 6/30/06        372,751     2,432,126             -                          -     2,804,877       778,551

MMA transaction ...             -       236,820             -            -             -       236,820             -
Change in value ...      (100,248)     (716,853)            -            -             -      (817,101)     (817,101)
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at 9/30/06        272,503     1,952,093             -            -             -     2,224,596       (38,550)

Variable Conversion
 Price Notes ......             -             -     4,756,496            -             -     4,756,496    (4,156,496)

Reclassification
 from Equity ......             -             -             -            -     2,806,245     2,806,245             -

Change in Value ...      (124,216)     (905,323)   (2,257,918)           -    (1,080,151)   (4,367,608)    4,367,608
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
                      $   148,287   $ 1,046,770   $ 2,498,578   $        -   $ 1,726,094   $ 5,419,729   $  (249,662)
                      ===========   ===========   ===========   ==========   ===========   ===========   ===========
Balance at
  12/31/2006 ......   $   148,287   $ 1,046,770   $ 2,498,578   $        -   $ 1,726,094   $ 5,419,729   $   249,662
                      ===========   ===========   ===========   ==========   ===========   ===========   ===========

                                                     (continued)
                                                        F-29

                                                     (continued)

                                                    11/9/06                                                Warrant
                         3/2/05                    Variable                   All Other       Total      and Option
                      Convertible                 Conversion     Trafalgar    Warrants       Warrant      Valuation
                          Note          MMA          Price        Capital        and       and Option      (Income)
                        Holders       Capital        Notes         Notes       Options      Liability      Expense
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Value of options
  granted for
  compensation ....             -             -             -            -        24,116        24,116             -

Value of warrants
  granted in Note
  Modification
  Agreement .......             -     1,266,122             -            -             -     1,266,122             -

Reclassification
  to equity value
  of exercised
  warrants and
  forfeited options             -             -             -            -       (85,447)      (85,447)            -

Change in Value ...       (71,203)     (938,953)   (1,172,922)           -      (790,927)   (2,974,005)   (2,974,005)
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at
  3/31/2007 .......   $    77,084   $ 1,373,939   $ 1,325,656   $        -   $   873,836   $ 3,650,515   $(2,974,005)

Value of options
  granted for
  compensation ....             -             -             -            -        24,116        24,116             -

Change in Value ...       114,922     2,012,665     1,945,304            -     1,163,229     5,236,120     5,236,120
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at
  6/30/2007 .......   $   192,006   $ 3,386,604   $ 3,270,960   $        -   $ 2,061,181   $ 8,910,751   $ 2,262,115

Value of options
  granted for
  compensation ....             -             -             -            -        24,116        24,116             -

Value of warrants
  granted with
  debt issuance ...             -             -             -    2,371,981             -     2,371,981     1,244,481

Change in Value ...      (163,339)   (2,854,267)   (2,718,720)  (1,187,008)  (1,686,470)    (8,609,804)   (8,609,804)
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at
  9/30/2007 .......   $    28,667   $   532,337   $   552,240   $1,184,973   $   398,827   $ 2,697,044   $(5,103,208)

Value of warrants
  granted for
  compensation ....   $         -             -             -            -         4,838         4,838             -

Increase
  related to
  anti-dilution
  provisions ......             -       872,122       119,222            -       133,442     1,124,896     1,124,786

Change in Value ...       (17,049)     (299,739)     (294,386)    (553,876)     (186,508)   (1,351,556)   (1,351,556)
                      -----------   -----------   -----------    ---------   -----------   -----------   -----------
Balance at
  12/31/2007 .......  $    11,618   $ 1,104,720   $   377,076   $  631,097   $   350,599   $ 2,475,112   $(5,329,977)
                      ===========   ===========   ===========   ==========   ===========   ===========   ===========


                                                        F-30


                                                                   11/9/06
                               3/2/05                              Variable                           All Other
                             Convertible                          Conversion       Trafalgar          Warrants
                                 Note               MMA              Price           Capital             and
                               Holders            Capital            Notes            Notes            Options
                             -----------      --------------      -----------      ----------      ----------------
March 31, 2006
--------------
  Warrants ............          304,500           2,000,000
  Exercise price ......            $1.00               $1.00
  Market price ........            $1.85               $1.85
  Expected life (years)              3.0                2.75
  Volatility ..........             354%                354%
  Discount rate .......            4.29%               4.29%

June 30, 2006
-------------
  Warrants ............          304,500           2,000,000
  Exercise price ......            $1.00               $1.00
  Market price ........            $1.25               $1.25
  Expected life (years)             2.75                 2.5
  Volatility ..........             271%                271%
  Discount rate .......            5.07%               5.07%

September 30, 2006
------------------
  Warrants ............          304,500           2,250,000
  Exercise price ......            $1.00               $1.00
  Market price ........            $1.16               $1.16
  Expected life (years)              2.5                2.25
  Volatility ..........             142%                142%
  Discount rate .......            5.03%               5.03%

December 31, 2006
-----------------
  Warrants/options ....          304,500           2,250,000        5,000,000                             3,300,050
  Exercise price ......            $1.00               $1.00            $1.50                      $0.675 to $11.25
  Market price ........            $0.65               $0.65            $0.65                                 $0.65
  Expected life (years)             2.25                 2.0              2.8                            0.5 to 4.9
  Volatility ..........             166%                166%             166%                                  166%
  Discount rate .......            4.78%               4.78%            4.78%                                 4.66%

March 5, 2007 - Note Modification Agreement
-------------------------------------------
  Warrants/options ....                            3,000,000
  Exercise price ......                                $1.50
  Market price ........                                $0.50
  Expected life (years)                                  3.0
  Volatility ..........                                 190%
  Discount rate .......                                4.60%

                                                     (continued)
                                                        F-31

                                                    (continued)

                                                                   11/9/06
                               3/2/05                              Variable                           All Other
                             Convertible                          Conversion       Trafalgar          Warrants
                                 Note               MMA              Price           Capital             and
                               Holders            Capital            Notes            Notes            Options
                             -----------      --------------      -----------      ----------      ----------------
March 31, 2007
--------------
  Warrants/options ....          304,500           5,250,000        5,000,000                             3,166,717
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50                      $0.485 to $11.25
  Market price ........            $0.65               $0.65            $0.65                                 $0.65
  Expected life (years)             2.25          1.7 to 2.9              2.5                            0.2 to 4.3
  Volatility ..........             190%                190%             190%                                  190%
  Discount rate .......            4.65%               4.67%            4.60%                                 4.90%

June 30, 2007
-------------
  Warrants/options ....          304,500           5,250,000        5,000,000                             2,812,213
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50                      $0.485 to $11.25
  Market price ........            $0.76               $0.76            $0.76                                 $0.76
  Expected life (years)              2.0          1.4 to 2.6              2.2                            1.2 to 4.0
  Volatility ..........           218.2%              218.2%           218.2%                                218.2%
  Discount rate .......            4.65%               4.87%            4.89%                                 4.89%

July 11, 2007 Debt Issuance and August 1, 2007 Debt Modification
----------------------------------------------------------------
  Warrants/options ....                                                             8,000,000
  Exercise price ......                                                                 $0.23
  Market price ........                                                                 $0.30
  Expected life (years)                                                                   5.0
  Volatility ..........                                                                  218%
  Discount rate .......                                                                 4.89%

September 30, 2007
------------------
  Warrants/options ....          304,500           5,250,000        5,000,000       8,000,000             2,862,213
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50           $0.23      $0.485 to $11.25
  Market price ........            $0.15               $0.15            $0.15           $0.15                 $0.15
  Expected life (years)              1.4          1.1 to 2.2              2.0             4.8            1.0 to 3.7
  Volatility ..........             232%                232%             232%            232%                  232%
  Discount rate .......             3.9%                3.9%            4.01%            4.2%                 4.01%

December 31, 2007 (including issuance of warrant for 108,000 shares and
18,961,062 warrants for reset provisions)
-----------------------------------------------------------------------
  Warrants/options ....          304,500          20,578,125        6,929,812       8,000,000             4,723,338
  Exercise price ......            $1.00      $1.00 to $1.50            $1.50           $0.23      $0.485 to $11.25
  Market price ........            $0.08               $0.08            $0.08           $0.08                 $0.08
  Expected life (years)              1.1          0.9 to 1.9              1.7             4.5            0.8 to 3.4
  Volatility ..........             245%                245%             245%            245%                  245%
  Discount rate .......             2.7%                2.7%             2.4%            2.9%                  2.5%

                                                        F-32

NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006, June 15, 2007, July 11, 2007, and August 18, 2007. Such variable conversion prices require liability treatment for embedded conversion option consisting of conversion prices equal to a 20% to 45% discount to the market price of the Company's common stock as of the end of each accounting period. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                                                                   Trafalgar
                              11/9/06      1/5/07       6/15/07     Capital       Total
                             Variable     Variable     Variable     Variable     Embedded    Conversion
                            Conversion   Conversion   Conversion   Conversion   Conversion     Option
                              Price        Price        Option       Price        Option      (Income)
                               Note         Note         Note        Notes       Liability     Expense
                            ----------   ----------   ----------   ----------   ----------   ----------
FISCAL YEAR 2006

Debt issued 11/9/2006 ..    $  679,426   $        -   $        -   $        -      679,426      679,426

Change in Value ........       (12,350)           -            -            -      (12,350)     (12,350)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 12/31/2006 ..    $  667,076   $        -   $        -   $        -   $  667,076   $  667,076
                                                                                             ==========

FISCAL YEAR 2007

Debt issued 1/5/2007 ...             -      440,293            -            -      440,293       40,293

Change in Value ........       (13,926)     (11,088)           -            -      (25,014)     (25,014)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 3/31/2007 ...    $  653,150   $  429,205   $        -   $        -   $1,082,355   $   15,279

Debt issued 6/15/07 ....             -            -      349,792            -      349,792      149,792

Change in Value ........       305,316      220,413     (107,617)           -      418,112      418,112
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 6/30/2007 ...    $  958,466   $  649,618   $  242,175   $        -   $1,850,259   $  583,183

Debt issued to
   Trafalgar ...........    $        -   $        -   $        -   $1,869,351   $1,869,351   $1,869,351

Change in Value ........    $  (64,971)  $  (53,954)  $   17,322   $ (159,116)  $ (260,719)  $ (260,719)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 9/30/2007 ...    $  893,495   $  595,664   $  259,497   $1,710,235   $3,458,891   $2,191,815

Change in Value ........    $  (90,069)  $  (60,046)  $   (5,006)  $  (30,793)  $ (185,914)  $ (185,914)
                            ----------   ----------   ----------   ----------   ----------   ----------
Balance at 12/31/2007 ..    $  803,426   $  535,618   $  254,491   $1,679,442   $3,272,977   $2,005,901
                            ==========   ==========   ==========   ==========   ==========   ==========


                                                                                    Trafalgar
                              11/9/06           1/5/07            6/15/07            Capital
                             Variable          Variable          Variable            Variable
                            Conversion        Conversion        Conversion          Conversion
                              Price             Price             Option              Price
                               Note              Note              Note               Notes
                            ----------        ----------        ----------        --------------
November 9, 2006
----------------
  Principal ............      $600,000
  Shares upon conversion       566,188
  Exercise price .......         $0.60
  Market price .........         $1.20
  Expected life (years)            3.0
  Volatility ...........          154%
  Discount rate ........         4.58%

December 31, 2006
-----------------
  Principal ............      $600,000
  Shares upon conversion     1,026,271
  Exercise price .......       $0.2925
  Market price .........         $0.65
  Expected life (years)            2.8
  Volatility ...........          166%
  Discount rate ........         4.79%

January 5, 2007 - Debt Issued
-----------------------------
  Principal ............                        $400,000
  Shares upon conversion                         863,320
  Exercise price .......                         $0.2295
  Market price .........                           $0.51
  Expected life (years)                              3.0
  Volatility ...........                            166%
  Discount rate ........                           4.79%

March 31, 2007
--------------
  Principal ............      $600,000          $400,000
  Shares upon conversion     1,484,432           975,465
  Exercise price .......        $0.242            $0.242
  Market price .........         $0.44             $0.44
  Expected life (years)            2.5               2.8
  Volatility ...........          190%              190%
  Discount rate ........         4.60%             4.60%

June 15, 2007
-------------
  Principal ............                                          $200,000
  Shares upon conversion                                           531,915
  Exercise price .......                                            $0.376
  Market price .........                                             $0.94
  Expected life (years)                                                0.3
  Volatility ...........                                            218.2%
  Discount rate ........                                             4.94%

                                           (continued)
                                              F-34

                                           (continued)

                                                                                    Trafalgar
                              11/9/06           1/5/07            6/15/07            Capital
                             Variable          Variable          Variable            Variable
                            Conversion        Conversion        Conversion          Conversion
                              Price             Price             Option              Price
                               Note              Note              Note               Notes
                            ----------        ----------        ----------        --------------
June 30, 2007
-------------
  Principal ............      $600,000          $400,000          $200,000
  Shares upon conversion       802,506           527,467           500,000
  Exercise price .......         $0.44             $0.44             $0.40
  Market price .........         $0.76             $0.76             $0.76
  Expected life (years)            2.2               2.5               0.3
  Volatility ...........        218.2%            218.2%            218.2%
  Discount rate ........         4.89%             4.89%             4.94%

August 2007 Issued and Amended
------------------------------
  Principal ............                                                              $1,310,000
  Shares upon conversion                                                               8,583,333
  Exercise price .......                                                          $0.12 to $0.20
  Market price .........                                                          $0.20 to $0.30
  Expected life (years)                                                                      2.0
  Volatility ...........                                                                    218%
  Discount rate ........                                                                   4.94%

September 30, 2007
------------------
  Principal ............      $600,000          $400,000          $200,000            $1,310,000
  Shares upon conversion     6,417,112         4,278,075         1,923,077            12,596,154
  Exercise price .......         $0.09             $0.09             $0.10                 $0.10
  Market price .........         $0.15             $0.15             $0.15                 $0.15
  Expected life (years)            2.0               2.0               1.8                   1.8
  Volatility ...........          232%              232%              232%                  232%
  Discount rate ........         4.01%             4.01%             4.01%                  4.1%

December 31, 2007
-----------------
  Principal ............      $595,000          $400,000          $200,000            $1,310,000
  Shares upon conversion    10,909,091         7,272,727         3,571,428            23,392,857
  Exercise price .......         $0.08             $0.08             $0.08                 $0.08
  Market price .........         $0.05             $0.05             $0.06                 $0.06
  Expected life (years)            1.8               1.8               1.5                   1.6
  Volatility ...........          245%              245%              245%                  245%
  Discount rate ........         2.48%             2.48%             2.71%                 2.71%


                                              F-35

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

Common Stock Issued For Services
--------------------------------

         On July 1, 2006, the Company entered into an agreement with Redwood Consultants LLC to provide investor relation services to the Company. Pursuant to this agreement, the Company issued Redwood Consultants 400,000 vested shares of the Company's common stock valued at $500,000 or $1.25 per share determined using the market stock price as of the date of the agreement. The fair value of $500,000 will be amortized over the one year term of the agreement. The value of this agreement was charged to operations, 50% in 2006 and 50% in 2007. The unamortized balance at December 31, 2006, was recorded as deferred consulting fees treated as a reduction in additional paid-in capital on that date.

         On July 11, 2006, the Company entered into an agreement with The Research Works, LLC to provide equity research about the Company. Pursuant to the Agreement, the Company issued The Research Works 80,000 vested shares of the Company's common stock valued at $128,000 or $1.60 per share determined using the market stock price as of the date of the agreement. The fair value of $128,000 will be amortized over the term of the agreement from July 11, 2006 to August 1, 2007. The amortized value of $64,200 of this agreement at December 31, 2006 was charged to operations as an expense in 2006 and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital. In 2007, the remaining balance was charged to operations.

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

         On September 20, 2006, the Company issued 100,000 shares of its common stock to IMS-GA, LLC, an entity affiliated through common management with MMA, as payment for consulting services valued at $125,000 or $1.25 per share determined using the market stock price as of issuance. The fair value of the $125,000 will be amortized over the one year term of the agreement. The amortized value of this agreement of $41,600 as of December 31, 2006 was recorded as equity and charged to operations as an expense and the remaining balance recorded as deferred consulting fees treated as a reduction in additional paid-in capital. In 2007, the remaining balance was charged to operations.

         On November 6, 2006, the Company's Board of Directors appointed Eric H. Winston as a Board member. The Company granted Eric H. Winston 200,000 shares of common stock valued at $140,000 or $.70 per share (based on the closing price of the Company's common stock on the date of issuance). The shares vest 25% upon issuance and 25% every quarter thereafter. As of December 31, 2006, 50,000 shares had vested and were recorded as issued and outstanding. The fair value of $140,000 will be recognized pro rata over the vesting period, and as of December 31, 2006, $58,333 has been recorded as equity and charged to operations as an expense. In 2007, the remaining balance was recorded as equity and charged to operations.

         On December 1, 2006, the Company's Board of Directors appointed Ben J. Dyer as a Board member. The Company granted Ben J. Dyer 200,000 shares of common stock valued at $110,000 or $.55 per share (based on the closing price of the Company's common stock on the date of issuance). The shares vest 25% upon issuance and 25% every quarter thereafter. As of December 31, 2006, 50,000 shares had vested and were recorded as issued and outstanding. The fair value of $140,000 will be recognized pro rata over the vesting period, and as of December 31, 2006, $36,667 has been recorded as equity and charged to operations as an expense. In 2007, the remaining balance was recorded as equity and charged to operations.

         During the year ended December 31, 2007, a total of $155,000 was recorded as equity and charged to operations as an expense.

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

         On May 1, 2007, the Company entered into an agreement with Pro345, LLC to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Pro345, LLC 150,000 vested shares of the Company's common stock valued at $127,500 or $0.85 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of either party. The fair value of $42,500 was amortized to operating expenses during the year ended December 31, 2007.

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

         On July 20, 2007, the Company entered into an agreement with Brett Gold to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Brett Gold 100,000 vested shares of the Company's common stock valued at $53,000 or $0.53 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months commencing July 1, 2007, and is renewable at the option of the Company. The fair value of $53,000 was amortized to operating expenses over the six-month term of the agreement.

         On October 1, 2007, the Company entered into a six-month consulting agreement with Pro345, LLC to provide financial and management consulting services to the Company. Pursuant to this agreement, the Company issued Pro345, LLC 350,000 vested shares of the Company's common stock valued at $52,500 or $0.15 per share determined using the market stock price as of the date of the agreement. The agreement is for a term of six months and is renewable at the option of either party. The fair value of $52,500 is being amortized to operating expenses over the six-month term of the agreement beginning October 1, 2007.

         On October 15, 2007, the Company issued director David Shapiro 100,000 shares of the Company's common stock valued at $17,000 or $0.17 per share determined using the market stock price as of the date of grant for past professional services rendered to the Company. The fair value of $17,000 was charged to operating expenses.

         On October 16, 2007, the Company's Board of Directors granted 200,000 fully vested shares of the Company's common stock to Dan Brandano, Chairman and Chief Executive Officer, pursuant to an employment agreement. The common stock was valued at $18,000 or $0.18 per share (the closing market price of the Company's common stock on the day of issuance). This value was charged to director fees in October 2007 for prior service.

         On December 31, 2007, two former directors returned and the Company cancelled a total of 300,000 vested shares of the Company's common stock that had been granted to them in 2006 and vested during 2007. The Company had previously charged director fees for the value of the shares on the date of grant. In addition, 80,000 shares of common stock previously issuable to a consultant were cancelled. The common stock and common stock issuable accounts were decreased and additional paid in capital account was increased by the par value of the common stock cancelled.

Common Stock Issued For Debt Modification and Waiver Agreements
---------------------------------------------------------------

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

         On October 25, 2007 and December 1, 2007, the Company entered into agreements with Miller Investments that extended the maturity date of a $150,000 unsecured promissory note as further described in Note 6. In consideration for this note extension, the Company issued Miller Investments 150,000 and 300,000 shares of its common stock valued at $34,500 or $0.23 per share and $39,000 or $0.13 per share, respectively (the closing market price of the Company's common stock on the day of issuance). This value was recorded as debt discount and will be amortized to interest expense over the extended term of the loan which matured on December 31, 2007.

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

         On June 29, 2006, the Company issued 100,000 shares of its common stock for $1.00 per share to MMA Capital. In connection with this transaction, the Company paid a finder's fee of $9,800 in cash and 80,000 shares of its common stock to Forte Capital. The 80,000 shares were valued at $82,000 or $1.16 per share determined using the market stock price as of the issuance date and recorded as common stock issuable at the common stock's par value and charged to operations as consulting expense. These shares were removed from issuable in 2007.

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

         On July 28, 2006, the Company issued and sold 250,000 shares of its common stock to Miller Investments, LLC for $1.00 per share and warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The stock subscription agreement related to the common stock sold contained anti-dilution provisions providing a reset of the number of shares issued if the Company subsequently sold any convertible debt, preferred or common stock for less than $1.00. On August 1, 2007, the Company amended an agreement with another investor related to the sale of convertible debt and lowered the maximum conversion price of that convertible debt to $0.23 per share. As a result, the Company has recorded 836,957 shares of common stock as issuable with a charge to additional paid-in capital for the shares' par value of $8,370. The warrants are exercisable for a period of five (5) years from the date of issuance. The warrant agreement contained anti-dilution provisions providing for a reset of the exercise price and number of shares under the warrants if the Company issues or sells common stock for less than $1.00. On November 8, 2007, the Company issued common stock pursuant to the conversion of a convertible debenture at a conversion price of $0.128 per share. As a result, the shares of common stock purchasable under the warrant increased to 1,953,125 shares and the exercise price decreased to $0.128 per share. The reset of the shares and exercise price was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a decrease in the warrant and option liability income account.

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

Common Stock Issued Upon Conversion of Debt
-------------------------------------------

         On September 5, 2006, the Company issued 488,400 shares of its common stock pursuant to the conversion of a related-party convertible promissory note in the principal amount of $400,000 plus accrued interest of $39,560, at a conversion rate of $0.90 per share.

         For the year ended December 31, 2006, the Company issued a total of 413,245 shares of its common stock pursuant to the conversion of six convertible promissory notes in the aggregate principal amount of $350,000 plus accrued interest of $23,291, at a conversion rate of $0.90 per share. The Company expensed any remaining unamortized debt discount related to these notes upon conversion.

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

         On November 11, 2007, Trafalgar converted $5,000 of secured convertible term notes it acquired on August 18, 2007 into 39,062 shares of the Company's common stock at a conversion rate of $0.128 per share.

Common Stock Warrants, Options and Valuation
--------------------------------------------

         The Company had outstanding vested and unvested warrants and options as follows:

                                         DECEMBER 31,
         Exercisable Securities             2007
         ----------------------          ------------
         Warrants .............           39,485,775
         Options ..............            1,149,762

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

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                          Weighted
                                               Weighted    Average
                                               Average    Remaining   Aggregate
                                               Exercise  Contractual  Intrinsic
Non-Employee Warrants                Shares      Price      Term        Value
---------------------              ----------  --------  -----------  ---------

Outstanding at January 1, 2006 ..           -   $    -      0.00           -
Granted .........................     200,000   $ 1.25      5.00           -
Exercised .......................           -   $ 0.00         -           -
Forfeited or expired ............           -   $    -         -           -
Outstanding at December 31, 2006      200,000   $ 1.25      5.00           -


Outstanding at January 1, 2007 ..     200,000   $ 1.25      3.05           -
Granted .........................     108,000   $ 1.00      1.59           -
Exercised .......................           -   $    -         -           -
Forfeited or expired ............           -   $    -         -           -
                                   ----------   ------      ----        ----

Outstanding at December 31, 2007      308,000   $ 1.16      1.83           -
                                   ==========   ======      ====        ====
Exercisable at December 31, 2007      308,000   $ 1.16      1.83           -
                                   ==========   ======      ====        ====

         The weighted average valuation assumptions for grants during 2007 and 2006 are as follows:

                                  2007      2006
                                 ------    ------
Expected volatility ..........    245%      335%
Weighted average volatility ..    245%      335%
Expected dividends ...........       0         0
Expected term (in years) .....     1.6       5.0
Risk-free rate ...............   2.75%     4.07%

         The Company estimates the value of awards of share-based payments using the Black-Scholes option pricing method that uses assumptions in effect on the date of grant. The assumptions of volatility are based on historical volatility since the Company does not have traded options or warrants on which to base any estimate of implied volatility. The assumptions of expected term are based on the contractual term since the Company has no reliable history to measure the expected term. The risk-free rate for periods within the expected term of the warrants are based on the U.S. treasury yield curve in effect at the time of the grant.

         Effective January 16, 2006, the Company granted warrants exercisable for 200,000 shares of its common stock valued at $185,976 to MBN Consulting, LLC as payment for consulting services. The consulting agreement had a term of two years and contained termination provisions, including the Company's right to terminate the agreement upon 60 days' written notice. The value of the warrants of $185,976 was being amortized over the two-year life of the consulting agreement. On July 18, 2006, the Company issued a written notice of termination and the consulting agreement was terminated on September 17, 2006. The remaining unamortized consulting fee was charged to operations upon termination.

         Effective as of December 31, 2007, pursuant to a consulting agreement with Forte Partners, LLC, the Company issued warrants exercisable for 108,000 shares of its common stock at an exercise price of $1.00 per share for past services. The value of the warrants total $4,838 related to deferred loan costs and was charged to operations on December 31, 2007 as amortization expense. The warrants expire on dates ranging from January 31, 2009 to June 15, 2010.

Warrants Issued for Cash or Related to Debt
-------------------------------------------

         The following is a summary of warrant activity for warrants sold for cash or related to debt:

                                                          Weighted
                                               Weighted    Average
                                               Average    Remaining   Aggregate
                                               Exercise  Contractual  Intrinsic
Warrants Issued for Cash             Shares     Price       Term        Value
------------------------           ----------  --------  -----------  ---------

Outstanding at January 1, 2006 ..   1,104,923   $ 0.70      3.74           -
Granted .........................   8,069,389   $ 0.59      3.66           -
Issued in recapitalization ......     859,337   $ 4.95      2.81           -
Exercised .......................    (199,932)  $ 0.68         -           -
Forfeited or expired ............    (179,167)  $ 4.64         -           -
                                   ----------   ------      ----        ----

Outstanding at December 31, 2006    9,654,550   $ 1.00      3.22           -
Granted .........................  11,000,000   $ 0.58      3.00           -
Increase related to
  anti-dilution provisions ......  18,961,062   $ 0.23      2.10           -
Exercised .......................     (33,300)  $ 0.68         -           -
Forfeited or expired ............    (404,537)  $ 0.68         -           -
                                   ----------   ------      ----        ----

Outstanding at December 31, 2007   39,177,775   $ 0.58      2.80           -
                                   ==========   ======      ====        ====
Exercisable at December 31, 2007   39,177,775   $ 0.58      2.80           -
                                   ==========   ======      ====        ====

         The weighted average valuation assumptions for grants with the sale of common stock or issuance of debt for cash during 2007 and 2006 are as follows:

                                  2007      2006
                                 ------    ------
Expected volatility ..........    232%      191%
Weighted average volatility ..    232%      191%
Expected dividends ...........       0         0
Expected term (in years) .....     2.7       3.0
Risk-free rate ...............   3.35%     4.70%

         On January 3, 2006, pursuant to the agreement with Street Venture Partners, LLC, a related party (see Note 11), the Company issued warrants exercisable for 388,889 shares of its common stock, at an exercise price of $0.90 per share.

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

         On January 13, 2006 and September 20, 2006, pursuant to the Company's agreements with MMA Capital, the Company issued warrants exercisable for 2,000,000 and 250,000 shares of its common stock, respectively, at the exercise price of $1.00 per share (see Note 6). The value of the warrants was recorded as debt discount and is being amortized over the remaining term of the MMA convertible notes payable (see Notes 6 and 7). The warrant agreement contained anti-dilution provisions providing for a reset of the exercise price and number of shares under the warrants if the Company issues or sells common stock for less than $1.00. On November 8, 2007, the Company issued common stock pursuant to the conversion of a convertible debenture held by another investor at a conversion price of $0.128 per share. As a result, the shares of common stock purchasable under the above warrants increased to 17,578,125 shares, and the exercise price decreased to $0.128 per share.

         On July 28, 2006, pursuant to the Company's agreement with Miller Investments, LLC, the Company issued warrants exercisable for 250,000 shares of its common stock at an exercise price of $1.00 per share issued. The warrants are exercisable for a period of five (5) years from the date of issuance. The warrant agreement contained anti-dilution provisions providing for a reset of the exercise price and number of shares under the warrants if the Company issues or sells common stock for less than $1.00. On November 8, 2007, the Company issued common stock pursuant to the conversion of a convertible debenture at a conversion price of $0.128 per share. As a result, the shares of common stock purchasable under the warrant increased to 1,953,125 shares, and the exercise price decreased to $0.128 per share.

         On July 15, 2006, pursuant to the sale of shares of its common stock, the Company issued warrants exercisable for 15,000 shares of its common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period of five (5) years from the date of issuance.

         On November 9, 2006, pursuant to the sale of convertible promissory notes with variable conversion prices aggregating $600,000, the Company issued warrants to purchase an aggregate of 5,000,000 shares of the Company's common stock at $1.50 per share. The warrants are exercisable for a period of seven (7) years from the date of issuance (see Note 6). On August 1, 2007, the Company amended an agreement with another investor related to the sale of convertible debt and warrants resulting in lowering the maximum conversion price of that convertible debt to $0.23 per share. As a result, the shares of common stock purchasable under the warrant to purchase 5,000,000 shares of common stock increased to 6,929,812 shares, and the exercise price decreased to $1.0823 per share.

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

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At December 31, 2007 and 2006, the Company had the following non-plan options outstanding and exercisable:

                                      Outstanding Options          Exercisable Options
                               --------------------------------  ----------------------
                                            Weighted   Weighted               Weighted
                Range of                     Average    Average                Average
                Exercise          Number    Remaining  Exercise    Number     Exercise
December 31,     Price         Outstanding    Life       Price   Exercisable    Price
------------  ---------------  -----------  ---------  --------  -----------  --------
   2007       $0.485 to $0.70    1,050,000  3.7 Years  $  0.66     1,050,000  $  0.66
   2006                 $0.70    1,000,000  4.8 Years  $  0.70     1,000,000  $  0.70

         A summary of the changes in non-plan stock options outstanding is presented below:
                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding as of January 1, 2006 .........           -      $      -
Options granted ...................................   1,000,000      $   0.70
Options exercised .................................           -      $      -
Options forfeited .................................           -      $      -
                                                      ---------      --------
Options outstanding as of January 1, 2007 .........   1,000,000      $   0.70
Options granted ...................................     200,000      $   0.48
Options exercised .................................           -      $      -
Options cancelled .................................           -      $   0.48
Options forfeited .................................    (150,000)     $   0.70
                                                      ---------      --------
Non-plan options outstanding at December 31, 2007     1,050,000      $   0.66
                                                      =========      ========
Weighted average fair value of options granted
  during the year ended December 31, 2007 .........                  $   0.48
                                                                     ========

         The weighted average valuation assumptions for grants during 2007 and 2006 are as follows:

                                           2007      2006
                                          ------    ------
         Expected volatility ..........    166%      161%
         Weighted average volatility ..    166%      161%
         Expected dividends ...........       0         0
         Expected term (in years) .....     5.0       5.0
         Risk-free rate ...............   4.75%     4.82%

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

         On January 8, 2007, the Company's Board of Directors appointed David Shapiro as a Board member. The Company granted David Shapiro an option to purchase 200,000 shares of the Company's common stock at a purchase price of $0.485 per share, the average of the opening and closing price of the stock on the date of grant. 50,000 shares subject to the option vested immediately and an additional 50,000 shares subject to the option vest each quarter thereafter. An expense for director fees of $96,464 was recognized 25% on January 8, 2007 with the balance (excluding the $24,226 related to cancelled options) recognized over the remaining vesting period based in a Black-Scholes option pricing model using the following assumptions: stock price $0.485, expected term five (5) years, volatility 166%, zero expected dividends and a 4.75% discount rate. Options to purchase a total of 200,000 shares were vested as of December 31, 2007.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan. No grants of options have been made from this plan as of December 31, 2007; however, 1,050,000 shares of common stock have been granted under this plan as of this period end.

         At December 31, 2007, the Company had the following plan options outstanding and exercisable:

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
                =======                                   =======

         The following is a summary of the changes in plan options outstanding:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at January 1, 2006   ..........           -      $      -
Options exchanged in recapitalization .............     124,539      $   7.11
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................     (23,333)     $   3.00
                                                      ---------      --------
Options outstanding at December 31, 2006 ..........     101,206      $   7.25
Options exchanged in recapitalization .............           -      $      -
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................      (1,444)     $   2.63
                                                      ---------      --------
Plan options outstanding at December 31, 2007 .....      99,762      $   7.30
                                                      =========      ========
Plan options exercisable at December 31, 2007 .....      99,762
                                                      =========
Weighted average fair value of options granted
  during the period ...............................                  $      -
                                                                     ========

Former DynEco 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, DynEco reserved a total of 1,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of December 31, 2007, options to purchase 22,278 shares are outstanding under the 2001 Equity Incentive Plan.

Former DynEco 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, DynEco reserved a total of 750,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired. As of December 31, 2007, options to purchase 70,817 shares are outstanding under the 1993 Corporate Stock Option Plan.

Former DynEco 1993 Advisors Stock Option Plan

         Under the 1993 Advisors Stock Option Plan, DynEco reserved a total of 750,000 shares of our common stock for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Form S8 registering the shares issuable under this plan with the Securities and Exchange Commission. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of December 31, 2007, a total of 1,050,000 shares of common stock have been granted to independent contractors/consultants and accounted for as described in Note 9 above. No grants of options have been made from the Plan as of December 31, 2007.

Share-Based Compensation
------------------------

         For the years ended December 31, 2007 and 2006, the Company recognized compensation costs for employees, directors, consultants and others totaling $1,130,930 and $1,903,976, respectively. These amounts increased the Company's operating expenses and equity during these periods.

         As of December 31, 2007, the Company has $33,822 in compensation costs related to nonvested share-based awards not yet recognized as expense, and the weighted average period the Company expects to recognize these costs is three
(3) months. These costs included $51,536 related to consulting agreements. This additional compensation cost will increase the Company's operating expenses in future periods.

NOTE 10  INCOME TAXES

         The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                           2007        2006
                                                          ------      ------
         Tax benefit computed at the maximum
           Federal statutory rate ...................     (34.0%)     (34.0%)
         State taxes, net of Federal tax benefit ....      (3.6)       (3.6)
         Non-deductible items .......................       0.1         0.2
         Net (increase) due to various basis
           differences in assets and liabilities: ...
             Intangible assets ......................       4.9         1.6
             Convertible debt discount ..............      15.9        14.0
             Warrant and option liability ...........     (35.3)       (0.9)
             Embedded conversion option liability ...      13.3         2.3
         Change in valuation allowance ..............      38.7        20.3
                                                          ------      ------
         Income tax provision .......................         -%          -%
                                                          ======      ======

         The tax effect of temporary differences at December 31 were as follows:

                                                        2007         2006
                                                       ------       ------
         Asset:
           Accounts receivable .................   $     3,800   $     3,800
           Net operating loss ..................     4,680,200     2,394,700
                                                   -----------   -----------
                                                     4,684,000     2,398,500
                                                   -----------   -----------
         Net deferred tax asset before valuation
           allowance ...........................   $ 4,684,000   $ 2,398,500
         Less valuation allowance ..............    (4,684,000)   (2,398,500)
                                                   -----------   -----------
         Net deferred tax asset ................   $         -   $         -
                                                   ===========   ===========

         For financial statement purposes, no tax benefit has been reported in 2007 or 2006 as the Company has had a net operating loss since inception and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. The change in the valuation allowance was an increase of $2,285,500 and $2,233,493 in 2007 and 2006, respectively. At December 31, 2007, the Company has net operating losses to offset future taxable income through the following years:

         2025 ......   $  485,314
         2026 ......   $6,110,253
         2027 ......   $5,856,000

         The utilization of the carryforward is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of the carryforward may be limited due to ownership changes as defined in the Internal Revenue Code.

         The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. The Company has identified its federal income tax return and state income tax returns in Florida and New York as "major" tax jurisdictions, as defined. The periods subject to examination for our federal and state income tax returns are the tax years ended December 31, 2004, and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position; therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and no cumulative effect adjustment was recorded related to the adoption of FIN 48. The Company's policy for recording interest and penalties associated with audits, if any, is to record such items as a component of income (loss) before taxes. If applicable, penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.

NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Consulting Contracts with Directors
-----------------------------------

         The Company entered into a consulting agreement with Innovations Publishing, LLC, pursuant to which the Company has recognized consulting fee expense of $5,000 for the year ended December 31, 2007. Mr. Dyer, a former member of the Company's Board of Directors, owns 75% of Innovations Publishing.

         On November 3, 2006, the Company entered into a consulting agreement with E. H. Winston & Associates, pursuant to which Mr. Winston, a former director of the Company, provides the Company with general business consulting services and advice. The initial term of the consulting agreement was three months. On February 5, 2007, the parties extended the agreement until June 5, 2007. The Company was to pay E. H. Winston & Associates a consulting fee of $10,000 per month plus reimbursement of all reasonable out-of-pocket expenses. The Company has recorded $60,000 in professional fees related to the agreement during fiscal year 2007.

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

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of December 31, 2007, Street Venture Partners LLC owned 1,066,666 shares or approximately 6.8% of the Company's issued and outstanding common stock.

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

         At December 31, 2007, Claudale Ltd. owned 693,333 shares or approximately 4.4% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         On October 1, 2007, the Company entered into a month-to-month consulting agreement with Brian J. Brandano for management services as directed by the corporate controller for which the Company pays $1,500 per week.

         At December 31, 2007, Brian J. Brandano owned 292,243 shares or approximately 1.9% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman, and was formerly employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At December 31, 2007, the Company owed $160,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.

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

         DAT owns 1,395,066 shares or approximately 8.9% of the Company's issued and outstanding common stock as of December 31, 2007 and 2006.

         Mr. Eiten was not employed by the Company at any time through December 31, 2007.

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

Changes in L'Attitudes, Inc.
----------------------------

         On February 8, 2006, the Company consummated the purchase of all of the issued and outstanding capital stock of Changes in L'Attitudes, Inc. ("CIL"), for a purchase price of $2,090,680. The purchase price included the acquisition of intangible assets and goodwill related to CIL's position in the travel industry as a specialist in providing resort destination travel packages to the Caribbean and Eastern Mexico, its web based assets consisting of CIL's websites, URL's, and search engine optimization abilities that drive inquiries to the Company, and its management team and trained workforce. Almost all of its business originates via the Internet. CIL is located in Largo, Florida. It has since been integrated into the Company's corporate headquarters in Tampa, Florida. The purchase price consisted of a combination of cash ($640,000), 340,000 shares of the Company's common stock, valued at $2.50 per share (the average closing price of the Company's common stock during the acquisition period ($850,680)), and a one-year secured Convertible Promissory Note in the principal amount of $600,000 convertible into shares of the Company's common stock at $1.50 per share. The cash portion of the purchase price was payable in two tranches, $200,000 delivered at closing, with the balance to be delivered on or before June 9, 2006, following completion of audits of the financial statements of CIL for the years ended December 31, 2004, and December 31, 2005. As of December 31, 2007, the remaining cash portion of the purchase price has not been paid.

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

         The Convertible Promissory Note bears interest at the rate of 9% per annum, and matures on February 7, 2007. The Note is convertible into shares of the Company's common stock, on or before the maturity date, at the conversion rate of $1.50 per share. The conversion rate may be adjusted downward if the Company, in subsequent acquisitions on or before December 31, 2006, provides consideration that includes convertible securities with a conversion rate of less than $1.50 per share. In the event of any such adjustment, the conversion rate will be adjusted to the most favorable rate offered, but no lower than $1.00 per share. Subsequent to the Closing Date, if the Company obtains cumulative net external financing of $2,500,000 or more, early repayment of 50% of the outstanding balance on the Note may be required. If the Company receives in excess of $5,000,000 in cumulative net external financing, an early repayment of the full outstanding balance on the Note may be required. The Company has agreed to include the sale of the shares issued, and those issuable upon conversion of the Note in the next registration statement filed by the Company. The Note is secured by a lien on the assets of CIL. A beneficial conversion value of $480,000 was calculated by multiplying the expected number of shares to be issued upon conversion of the debt by the difference between the conversion price of $1.50 per share and the market value of the common stock on the debt issuance date of $2.70 per share. The debt discount was fully amortized at December 31, 2007.

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

Unaudited Pro Forma Financial Information
-----------------------------------------

         The table below summarizes the unaudited pro forma financial information of the consolidated results of operations for the years ended December 31, 2006 and 2005 as though the CIL and IRT/ITR business combinations had been completed as of the beginning of the period reported on:

                                          2006                2005
                                      ------------        ------------
         Revenues .............       $  6,732,351        $  8,317,049
         Cost of Revenue ......         (4,871,009)         (6,220,089)
         Gross Profit .........          1,861,342           2,096,960
         Operating Expenses ...         (7,738,000)         (4,111,148)
         Operating Loss .......         (5,876,658)         (2,014,188)
         Other Expenses .......         (4,484,010)         (1,492,667)
         Net Loss .............        (10,360,668)         (3,506,855)
         Net Loss per share ...       $      (1.02)       $      (0.40)

         The main difference in the net loss between 2006 and 2005 is due to the fact that DLG was a development-stage company in 2005 with minimal expenses. In 2006, expenses were incurred as a result of acquisitions, organizational costs relating to establishing a corporate structure, expenditures related to being a public company, and the building of a corporate staff.

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

NOTE 15  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at December 31, 2007.

Operating Leases
----------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $11,500 per month, and the lease expires April 2008. Rent expense for the year ending December 31, 2007 and 2006 was $345,624 and $268,143, respectively.

         Future lease obligations are as follows as of December 31, 2007:

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

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent annual rate. On October 30, 2007, Stephen Hicks filed an answer and counterclaim to the Company's complaint filed March 2, 2007, alleging breach of the Agreement regarding the convertible debenture payable and other financial matters pursuant to the Agreement. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $237,045 related to this obligation on its consolidated balance sheet as of December 31, 2007. The Company believes it has recorded all other financial obligations due under the Agreement.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and October 30, 2007.

         In January 2008, the Company has been named as a principal party to proceedings brought in the name of MMA Capital, LLC ("MMA") in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note and Security Agreement executed by the parties on or about January 11, 2006. The complaint also alleges breach of the Confidential Settlement Agreement executed by the parties on or about March 5, 2007. On February 23, 2008, the Company filed a counter claim against MMA Capital, LLC in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note, Security Agreement and Confidential Settlement Agreement. Section 6 of the Confidential Settlement Agreement encouraged the Company to obtain additional or alternative financing and that if the Company obtained additional or alternative financing from any lender, which exceeded $3,000,000, MMA would subordinate its security position in the collateral to the security position of the other lender. The Company alleges MMA breached the Agreements by attempting to prevent and interfere with its efforts to obtain additional financing with Trafalgar, by MMA refusing to agree to subordinate its security interest in the collateral to the security interest of Trafalgar despite Trafalgar already lending or investing more than $3,000,000 to the Company. The Company also alleges MMA's interference by, among other things, attempting to dissuade Trafalgar from providing additional financing or investment and filing a bad faith temporary restraining order that interfered with the Company's prospective economic advantage by preventing the Company from obtaining all or more financing and/or investment from Trafalgar and other investors or lenders. As a direct and proximate result of MMA's alleged interference, the Company has been damaged in an amount in excess of $2,500,000. The Counterclaim alleges MMA's actions were wanton, willful and despicable, entitling the Company to punitive damages also. The parties are in discussions to settle this matter.

         In January 2008, the Company has been named as a principal party to proceedings brought in the name of Bay West Tampa Investors, LLC in Hillsborough County, Florida, Circuit Court seeking collection of payments under the corporate office real estate lease. This matter was settled on February 6, 2008, and full payment of obligations under the real estate lease was made on March 14, 2008.

         From time to time, we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.

NOTE 16  SUBSEQUENT EVENTS

         On January 22, 2008, the Company entered into an agreement (the "Purchase Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of $1,200,000 of secured convertible debentures and the issuance of related warrants. On January 24, 2008, the Company issued two (2) 42-month convertible debentures to Trafalgar aggregating $1,200,000. The debentures bear interest at twelve percent (12%) per annum, compounded monthly, and are convertible into common stock at the lesser of (a) an amount equal to ten cents ($0.10) per share (the "Fixed Conversion Price"), or (b) an amount equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion with each debenture subject to current exchange rate protection. In no event is Trafalgar entitled to convert the debentures or accrued interest into an amount of shares that would cause Trafalgar's ownership in the Company to exceed 4.99%. The $1,000,000 debenture requires interest-only payments for the first six (6) months from the closing date after which this debenture is to be redeemed over the remaining twenty-four (24) months through monthly principal and interest at a ten percent (10%) redemption premium. The $200,000 debenture requires redemption over twelve (12) months after closing through monthly principal and interest at a ten percent (10%) redemption premium. Should the Company raise in excess of $500,000 during the life of the debentures, it shall be required to redeem thirty percent (30%) of the outstanding principal balance of the debentures. Interest is payable in cash or common stock at a value equal to the closing bid price on the date the interest is due or when the interest is paid at the option of Trafalgar.

         The Purchase Agreement requires the Company to use proceeds from the $200,000 debenture for the purpose of acquiring a travel company based in the United Kingdom. Conditions to the Trafalgar purchase of the debentures included provisions whereby the Company shall a) cause each of its other lenders to file a Form UCC-3 within sixty (60) days of the date of the Purchase Agreement and the Company shall file a form UCC-1 or such other forms as may be required to perfect Trafalgar's interest in the pledged collateral as detailed in the related security agreement, providing Trafalgar with a senior lien on all of the Company's assets and intellectual property and provided proof of such filing to Trafalgar, b) establish a stock option plan for senior executives, including its Chief Executive Officer which shall allow the Company to grant to such employees options to acquire an aggregate of up to ten million (10,000,000) shares of the Company's common stock, provided that an option to acquire no less than seven million (7,000,000) of such shares is granted to the Company's Chief Executive Officer, c) take all necessary steps such that Trafalgar shall have the ability to appoint one member to the Company's Board of Directors and d) shall reduce the fixed conversion price to ten cents ($0.10) on all currently executed convertible debentures held by Trafalgar and the exercise price to ten cents ($0.10) on all currently executed warrants held by Trafalgar. As of April 11, 2008, no purchase agreement as been entered into by the Company to acquire a travel company based in the United Kingdom and the $200,000 is being held in escrow by Trafalgar.

         Due to the variable conversion price, the secured convertible term notes will be bifurcated and recorded as two liability instruments - a debt instrument and an embedded conversion option liability at fair value.

         In connection with the offering, the Company issued a warrant to purchase fifteen million (15,000,000) shares of the Company's common stock at one tenth of one cent ($0.001) per share ("Warrant"). The Warrant is exercisable for a period of five (5) years. The number of shares subject to the Warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of common stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In no event is Trafalgar entitled to acquire common stock through the exercise of this warrant in an amount of shares that would cause Trafalgar's ownership in the Company to exceed 4.99%.

         The Company entered into an Investor Registration Rights Agreement that requires the Company to prepare and file no later than April 10, 2008 ("Scheduled Filing Deadline") with the SEC a registration statement under the 1933 Act and have this registration statement declared effective no later ninety
(90) days ("Scheduled Effective Date") after the Scheduled Filing Deadline. In the event the Company fails to file or obtain effectiveness of the registration statement as agreed, the Company shall pay Trafalgar liquidated damages equal to two percent (2%) of the liquidated value of the debentures outstanding for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date. The liquidated damages are capped at fifteen percent (15%). As of April 11, 2008, the Company has not filed with the SEC a registration statement covering these securities.

         On January 22, 2008, the Company recorded 1,086,957 shares of common stock as issuable with a charge to additional paid-in capital for the shares' par value of $10,870. The shares are issuable to Miller Investments pursuant to a 2006 stock subscription agreement with anti-dilution provisions invoked by the January 22, 2008, sale of convertible debenture to Trafalgar.

         On March 6, 2008, the Company granted its Directors Daniel Brandano, David Shapiro and Jay Vahl 240,000, 340,000 and 200,000 shares of fully vested common stock, respectively, for services as board members valued at $78,000 in the aggregate. For accounting purposes, the shares were valued at $46,800 or $0.06 per share (based on the closing price of the Company's common stock on the date of grant). The fair value of $32,000 was recorded as accrued expenses to related parties and charged to operations as of December 31, 2007 for services provided through that date.

         On March 6, 2008, Trafalgar converted $15,000 of secured convertible term notes it acquired on August 18, 2007 into 375,000 shares of the Company's common stock at a conversion rate of $0.04 per share (80% percent of the lowest bid price for the five (5) trading days immediately prior to the date of this conversion notice). As a result, the conversion price of the MMA convertible debentures deceased to $0.04, and shares of common stock purchasable under warrant agreements with MMA and Miller Investments increased from 17,578,125 and 1,953,125 to 56,250,000 and 6,250,000 shares, respectively, and the exercise price of these warrants decreased from $0.128 to $0.04 per share. Additionally, shares of common stock purchasable under warrant agreements with AJW Partners, LLC and affiliates increased from 6,929,812 to 8,256,255 shares, and the exercise prices of these warrants decreased from approximately $1.08 to approximately $0.91 per share. There is no accounting effect related to the reset of the conversion price of the convertible debentures. The reset of the shares and exercise price related to the warrants was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a charge to the warrant and option liability expense account on March 8, 2008.