Form 10-Q
period 2008-03-31
DYNAMIC LEISURE CORP
filed 2008-05-20
CIK 934873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [ ]                    Accelerated filer           [ ]
Non-accelerated filer     [ ]                    Smaller reporting company   [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   APPLICABLE ONTO TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of May 15, 2008, the registrant had 16,888,557 shares of its $0.01 par value common stock outstanding.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets
         as of March 31, 2008 (Unaudited) and December 31, 2007 ...........   3

         Consolidated Statements of Operations for the
         three months ended March 31, 2008 and 2007 (Unaudited) ...........   4

         Consolidated Statement of Changes in Stockholders' Deficit
         for the three months ended March 31, 2008 (Unaudited) ............   5

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2008 and 2007 (Unaudited) ...........   6

         Notes to Consolidated Financial Statements (Unaudited) ...........   7

Item 2.  Management's Discussion and Analysis or Plan of Operation ........  36

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........  46

Item 4.  Controls and Procedures ..........................................  47

Item 4T. Controls and Procedures ..........................................  47


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  47

Item 1A. Risk Factors .....................................................  48

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......  61

Item 3.  Defaults upon senior securities ..................................  62

Item 5.  Other Information ................................................  62

Item 6.  Exhibits .........................................................  62

Signatures ................................................................  63

Exhibit Index .............................................................  63

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,
                                                        2008       DECEMBER 31,
                                                     (UNAUDITED)       2007
                                                    ------------   ------------
                        ASSETS
Current Assets
  Cash ...........................................  $    244,229   $    198,500
  Investments, restricted ........................        84,997         84,997
  Accounts receivable, net of an
    allowance of $9,984 and $9,984 ...............       217,359        135,076
  Prepaid travel .................................       431,384        387,847
  Other current assets ...........................       258,799         54,139
                                                    ------------   ------------
    Total Current Assets .........................     1,236,768        860,559
                                                    ------------   ------------
Property and equipment, net ......................       875,836        922,028
                                                    ------------   ------------
Other Assets
  Goodwill .......................................     2,902,196      2,902,196
  Intangible assets, net .........................     3,379,573      3,565,085
  Deposits .......................................       110,893        100,595
  Debt issue costs, net ..........................       230,866        271,112
                                                    ------------   ------------
    Total Other Assets ...........................     6,623,528      6,838,988
                                                    ------------   ------------
    Total Assets .................................  $  8,736,132   $  8,621,575
                                                    ============   ============
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Convertible promissory notes, net of
    discount of $162,903 and $211,022 ............  $  4,192,889   $  3,939,770
  Notes payable, current portion .................       386,588        386,588
  Acquisitions payable ...........................     1,111,452      1,204,857
  Convertible promissory note to related party ...       350,000        350,000
  Accounts payable ...............................     2,079,557      2,165,901
  Accounts payable to related parties ............       410,855        471,284
  Accrued compensation ...........................        36,550         16,133
  Accrued interest ...............................     1,049,152        865,728
  Other accrued liabilities ......................       376,383        286,221
  Capital lease obligation .......................        38,750         37,852
  Deferred revenue and customer deposits .........     1,178,622      1,116,420
  Due to employee ................................       160,000        160,000
  Warrant and option liability ...................     9,274,734      2,475,112
  Embedded conversion option liability ...........     8,073,128      3,272,977
                                                    ------------   ------------
    Total Current Liabilities ....................    28,718,660     16,748,843
                                                    ------------   ------------
Long-Term Liabilities
  Convertible promissory notes, net of
    current portion, net of discount
    of $2,006,411 and $1,346,542 .................     1,483,589      1,163,458
  Capital lease obligation, net of current portion        29,586         39,782
                                                    ------------   ------------
    Total Long-Term Liabilities ..................     1,513,175      1,203,240
                                                    ------------   ------------

    Total Liabilities ............................  $ 30,231,835   $ 17,952,083
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders' Deficit
  Preferred stock, $0.01 par value,
    20,000,000 shares authorized,
    none issued and outstanding ..................  $          -   $          -
  Common stock, $0.01 par value, 300,000,000
    shares authorized, 16,888,557 and 15,733,557
    issued and outstanding .......................       168,886        157,336
  Common stock issuable, $0.01 par value
    (2,250,000 and 836,957 shares) ...............        22,500          8,370
  Additional paid-in capital, net of
    deferred consulting fees of $0
    and $33,822 ..................................     7,743,390      7,673,448

  Accumulated deficit ............................   (29,430,479)   (17,169,662)
                                                    ------------   ------------
    Total Stockholders' Deficit ..................   (21,495,703)    (9,330,508)
                                                    ------------   ------------

    Total Liabilities and Stockholders' Deficit ..  $  8,736,132   $  8,621,575
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2008           2007
                                                     (unaudited)    (unaudited)
                                                    ------------   ------------

Total revenues ...................................  $  2,248,336   $  1,971,393

Cost of revenues .................................     1,885,233      1,475,434
                                                    ------------   ------------

  Gross Profit ...................................       363,103        495,959

Operating Expenses
  Employee Compensation ..........................       415,671        560,229
  Financial consulting, includes $33,822 and
    $32,950 stock-based compensation .............        39,777        190,927
  Legal expense ..................................        35,694         40,084
  Depreciation and amortization expense ..........       271,950        212,232
  Internal accounting and external auditing
    expense ......................................        76,276        112,350
  Director fees, includes $14,800 and $134,848
    stock-based compensation .....................        14,800        134,848
  Investor relations, includes $0 and $157,100
    stock-based compensation .....................        56,906        203,554
  Other general and administrative expenses ......       276,674        433,081
                                                    ------------   ------------

    Total Operating Expenses .....................     1,187,748      1,887,305
                                                    ------------   ------------

    Loss from Operations .........................      (824,645)    (1,391,346)

Other Income (Expense)
  Interest income ................................           645            855
  Interest expense, includes $588,250 and
    $564,393 in debt discount amortization .......      (892,044)      (763,882)
  Warrant and option valuation income (expense) ..    (5,744,622)     2,974,005
  Embedded conversion option valuation expense ...    (4,800,151)       (15,279)
                                                    ------------   ------------

    Total Other Income (Expense), net ............   (11,436,172)     2,195,699
                                                    ------------   ------------

    Net Income (Loss) ............................  $(12,260,817)  $    804,353
                                                    ============   ============

Net Income (Loss) per Share:
  Basic ..........................................  $      (0.68)  $       0.07
                                                    ============   ============
  Diluted ........................................  $      (0.68)  $       0.06
                                                    ============   ============

Weighted average number of shares
 outstanding during the period:
      Basic ......................................    17,928,194     12,324,495
                                                    ============   ============
      Diluted ....................................    17,928,194     12,330,015
                                                    ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                                 DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  For the Three Months Ended March 31, 2008
                                                                    Additional
                                                  Common Stock       Paid In      Accumulated      Total
                           Common Stock             Issuable         Capital        Deficit     Stockholders'
                      ---------------------   -------------------   ----------   ------------      Equity
                        Shares      Amount     Shares     Amount      Amount        Amount         Deficit
                      ----------   --------   ---------   -------   ----------   ------------   ------------
BALANCE AT
  DECEMBER 31, 2007   15,733,557   $157,336     836,957   $ 8,370   $7,673,448   $(17,169,662)  $ (9,330,508)

Common stock
  issued in
  conversion of
  promissory
  note ............      375,000      3,750           -         -       11,250              -         15,000

Common stock
  issued for
  services ........      780,000      7,800           -         -       72,822              -         80,622

Common stock
  issuable
  related to
  anti-dilution
  provisions ......            -          -   1,413,043    14,130      (14,130)             -              -

Net Loss at
  March 31, 2008 ..            -          -           -         -            -    (12,260,817)   (12,260,817)
                      ----------   --------   ---------    ------   ----------   ------------   ------------
BALANCE AT
  MARCH 31, 2008 ..   16,888,557   $168,886   2,250,000   $22,500   $7,743,390   $(29,430,479)  $(21,495,703)
                      ==========   ========   =========   =======   ==========   ============   ============

                  See accompanying notes to the unaudited consolidated financial statements.

                                                      5

                              DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                           FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2008            2007
                                                                           (unaudited)     (unaudited)
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................   $(12,260,817)   $    804,353
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Change in accounts receivable allowance .........................              -           4,433
      Depreciation ....................................................         46,192          14,778
      Amortization of intangible assets ...............................        185,512         185,143
      Amortization of debt issue costs ................................         40,246          12,311
      Amortization of debt discount to interest expense ...............        588,250         564,393
      Common stock and warrants for services ..........................         80,622         324,898
      Embedded conversion option valuation expense ....................      4,800,151          15,279
      Warrant and option valuation expense (income) ...................      5,744,622      (2,974,005)
    (Increase) decrease in assets and liabilities:
      Accounts receivable .............................................        (82,283)        (74,440)
      Prepaid assets ..................................................        (43,537)         56,758
      Other assets ....................................................        (14,958)         44,245
      Accounts payable ................................................       (146,773)        397,971
      Accrued expenses ................................................        294,003         254,636
      Deferred revenue and customer deposit ...........................         62,202        (109,218)
                                                                          ------------    ------------
      Net Cash Used in Operating Activities ...........................       (706,568)       (478,465)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Funds held in escrow ................................................       (200,000)              -
  Change in investments ...............................................              -          10,745
                                                                          ------------    ------------
      Net Cash Provided by (Used in) Investing Activities .............       (200,000)         10,745
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible promissory notes ..........................      1,200,000         400,000
  Repayment of convertible promissory notes ...........................        (93,405)              -
  Proceeds from employee advances .....................................              -          60,000
  Debt issue costs ....................................................       (145,000)        (50,000)
  Repayment of capital leases .........................................         (9,298)         (7,921)
  Proceeds from common stock issuance .................................              -          22,500
                                                                          ------------    ------------
      Net Cash Provided by Financing Activities .......................        952,297         424,579
                                                                          ------------    ------------

Net Increase (Decrease) in Cash .......................................         45,729         (43,141)

Cash at Beginning of Period ...........................................        198,500         203,911
                                                                          ------------    ------------
Cash at End of Period .................................................   $    244,229    $    160,770
                                                                          ============    ============
Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes ........................   $          -    $          -
                                                                          ============    ============
  Cash paid during the period for interest ............................   $     37,809    $      7,731
                                                                          ============    ============

Supplemental Disclosure of non-cash investing and financing activities:

  Conversion of debt to common stock ..................................   $     15,000    $          -
                                                                          ============    ============
  Discount on promissory notes ........................................   $          -    $  1,403,353
                                                                          ============    ============
  Conversion option liability related to promissory note ..............   $  1,055,000    $    400,000
                                                                          ============    ============
  Reclassification of FV of warrants and options from equity ..........   $          -    $     85,447
                                                                          ============    ============

               See accompanying notes to the unaudited consolidated financial statements.

                                                   6

                  DYNAMIC LEISURE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (UNAUDITED)

NOTE 1   NATURE OF OPERATIONS

Nature of Business

         The Company is engaged in the business of marketing, selling and distributing vacation packages that include cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the quarter ended March 31, 2008 and in 2007 substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.

NOTE 2   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements for the three months ended March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting requirements. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the Form 10-KSB for Dynamic Leisure Corporation for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008.

         The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

         The consolidated financial statements include the accounts of Dynamic and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         For reporting purposes, the Company operated in only one industry for all periods presented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Reclassifications

         Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

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

         These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require Management's judgment in its application. There are also areas in which Management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2008 and 2007 include the valuation of accounts receivable, valuation of goodwill, valuation and amortization of intangible assets, valuation of stock-based transactions, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of derivatives, estimates of allowances for customer refunds and the estimate of the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In addition, receivables from merchant banks for credit card transactions are included as cash equivalents as they are considered deposits in transit. Credit card receivables included in cash and cash equivalents at March 31, 2008 and December 31, 2007 were $34,860 and $6,830, respectively. The Company places its cash with a financial institution and, at times, such deposits may be in excess of the FDIC insurance limit. At March 31, 2008, the Company had one such amount that was in excess of such limits by $61,500; however, the Company has not experienced any losses on such accounts to date.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. The Company conducted its review as of December 31, 2007. For purposes of the review, the Company is considered one reporting unit as defined in SFAS 142. The fair value of the Company's equity was determined by multiplying the market price of the Company's common stock by the number of shares outstanding at December 31, 2007. The fair value of the Company's outstanding common stock exceeded the carrying value of the Company's assets net of liabilities; therefore, no impairment was recognized during the year ended December 31, 2007. No events occurred during the three months ended March 31, 2008 that caused the Company to perform an interim test of goodwill for impairment.

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized.

         Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review during the fourth quarter of the calendar year. No impairment was recognized during the three months ended March 31, 2008.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized during the three months ended March 31, 2008 or in 2007.

Letters of Credit and Restricted Investments

         At March 31, 2008, the Company had two outstanding letters of credit totaling approximately $97,400 payable to the Airlines Reporting Corporation
(ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at March 31, 2008, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

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

Advertising Costs

         The Company expenses advertising costs as incurred. During the three months ended March 31, 2008 and 2007, the Company's advertising expense totaled $2,638 and $12,190, respectively.

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

Stock-Based Compensation

         The Company accounts for stock-based compensation in accordance with Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123(R) requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related vesting period.

Concentration of Credit Risk and Other Concentrations

         Nearly all of the Company's travel products sold year-to-date in 2008 and in 2007 were for destinations in the Caribbean and Mexico. This concentration potentially exposes us to both political and weather risks of this region.

         The Company has a diverse U.S. customer base, including consumers purchasing products through travel agencies and purchasing directly via the Internet.

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

Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At March 31, 2008, there were outstanding warrants, options, third-party debt and related-party debt convertible into 98,780,968, 1,149,762, 136,243,980 and 388,889 common shares, respectively, which may dilute future earnings per share. There is no calculation of fully diluted earnings per share for the three months ending March 31, 2008, due to the Company reporting a net loss and the exercise or conversion of common stock equivalents would have been anti-dilutive.

         The following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2007:

Earnings per share from continuing operations:
----------------------------------------------
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

NOTE 3   GOING CONCERN

         For the three months ended March 31, 2008, the Company had a net loss of $12,260,817, used net cash in operations of $706,568 and had a working capital deficiency of $27,481,892, and a stockholders' deficiency of $21,495,703 at March 31, 2008. In addition, the Company was in default on convertible promissory notes totaling $4,155,792 and unsecured promissory notes of $156,434 as of March 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2008, additional capital investment will be necessary to develop and sustain the Company's operations.

         As of March 31, 2008, the Company had $7,845,792 in outstanding Convertible Notes payable to third parties (see Note 6) including the notes in default as described above, which are convertible into 136,243,980 shares of the Company's common stock. While the Company expects substantially all of these note holders to convert the Notes into shares of the Company's common stock, there is no guarantee that this will occur. As of March 31, 2008, the Company did not have adequate working capital to meet these obligations with cash payments.

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


NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                      Estimated
                                     Useful Life      March 31,     December 31,
                                      in Years          2008            2007
                                     -----------    -----------     ------------
Office furniture and equipment ..        3-5        $   165,770     $   165,770
Software ........................        5-7            957,850         957,850
                                                    -----------     -----------
Total property and equipment ....                   $ 1,123,620     $ 1,123,620
Less accumulated depreciation ...                      (247,784)       (201,592)
                                                    -----------     -----------
Property and equipment, net .....                   $   875,836     $   922,028
                                                    ===========     ===========

         Depreciation expense was $46,192 and $14,778 for the three months ended March 31, 2008 and 2007, respectively.

         The Company owns the worldwide rights and source code to TourScape, proprietary software for use in the wholesale travel industry. The Company's historical cost for TourScape was $500,000 and other third party database software and related implementation costs totaled $420,097. The software was fully operational upon purchase and accordingly is capitalizable as internal use software pursuant to Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company completed its implementation of the software and placed it in service on March 31, 2007. The Company amortizes this software over seven years.

         If the Company determines at a future date to sell or license the software, proceeds received from the license of the software, net of direct incremental costs of marketing, will be applied against the carrying value of the software in accordance with SOP 98-1.

NOTE 5   INTANGIBLE ASSETS

         Intangible assets at March 31, 2008, are as follows:

                                                       Accumulated     Net Book
                                 Life        Cost      Amortization      Value
----------------------------   --------   ----------   ------------   ----------
Airline contracts ..........     7 yrs.   $2,820,000    $  758,032    $2,061,968
Hotel contracts ............     7 yrs.      422,500        99,768       322,732
URLs .......................    10 yrs.    1,011,000       187,239       823,761
Mailing list ...............     3 yrs.      150,000        24,108       125,892
General service agreement ..   2.5 yrs.      348,413       303,193        45,220
                                          ----------    ----------    ----------
                                          $4,751,913    $1,372,340    $3,379,573
                                          ==========    ==========    ==========

         Amortization expense for the three months ended March 31, 2008 and 2007 totaled $185,512 and $185,143, respectively.

Amortization of intangible assets in future years is expected to be as follows:

                       12 months
                       ---------
         2008          $  607,132  (includes $185,512 recognized
                                   for three months ended 3/31/08)
         2009          $  607,132
         2010          $  607,132
         2011          $  607,132
         2012          $  607,132
         Thereafter    $1,136,557

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company conducted a test of impairment as of December 31, 2007, as a result of losses incurred by the Company as a whole during 2007 and 2006. No impairment was recognized during the year ended December 31, 2007. No events occurred during the three months ended March 31, 2008, that caused the Company to perform an interim test of intangible assets for impairment.

NOTE 6 CONVERTIBLE NOTES PAYABLE WITH WARRANTS, NOTES PAYABLE, LOANS PAYABLE AND CAPITAL LEASES PAYABLE

Convertible Promissory Notes
----------------------------

         Convertible notes consisted of the following at March 31, 2008:

                                                               Original Debt Discount Components
                                                              ------------------------------------    Cumulative
                                                              Beneficial                             Amortization
Interest    Balance       Notes                   Balance     Conversion    Warrant                      as of
  Rate     12/31/2007   Converted   Borrowings   3/31/2008     Feature     Liability      Total        3/31/2008
--------   ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
 9%  (S)   $1,450,000   $       -   $        -   $1,450,000   $1,208,332   $        -   $1,208,332   $  1,208,332
10%  (S)    2,250,000           -            -    2,250,000      206,618    3,296,324    3,502,942      3,502,942
 5%  (U)      273,292           -            -      273,292       77,372      232,944      310,316        310,316
10%  (U)       10,000           -            -       10,000            -            -            -              -
10%  (U)       10,000           -            -       10,000       50,000            -       50,000         50,000
10%  (U)       12,500           -            -       12,500            -            -            -              -
 6%  (S)      995,000      15,000            -      980,000      400,000      600,000    1,000,000        667,745
 8%  (U)      150,000           -            -      150,000            -       73,500       73,500         73,500
10%  (U)       50,000           -            -       50,000       50,000            -       50,000         50,000
10%  (U)      150,000           -            -      150,000      150,000            -      150,000        150,000
12%  (S)    1,310,000           -            -    1,310,000            -    1,127,500    1,127,500        379,152
12%  (S)            -           -    1,000,000    1,000,000            -    1,000,000    1,000,000         74,194
12%  (S)            -           -      200,000      200,000            -      200,000      200,000         37,095
           ----------   ---------   ----------   ----------   ----------   ----------   ----------   ------------
           $6,660,792   $  15,000   $1,200,000   $7,845,792   $2,142,322   $6,530,268   $8,672,590   $  6,503,276
           ==========   =========   ==========   ==========   ==========   ==========   ==========   ============

(S) - Secured
(U) - Unsecured

                                                   Unamortized         Net Book
                                  Principal          Discount           Value
                                 -----------       -----------       -----------
Current maturities .......       $ 4,355,792       $   162,903       $ 4,192,889
Long-term portion ........         3,490,000         2,006,411         1,483,589
                                 -----------       -----------       -----------
Total at March 31, 2008 ..       $ 7,845,792       $ 2,169,314       $ 5,676,478
                                 ===========       ===========       ===========

         Terms and original debt discount assumptions for convertible notes outstanding at March 31, 2008:

                                                                                 Original Warrant and OptionLiability
                    Convertible Promissory Notes                                  Black-Scholes Valuation Assumptions
----------------------------------------------------------------------   --------------------------------------------------
Interest     Balance    Unamortized   Maturity              Conversion                Exercise   Expected  Vola-   Discount
  Rate     03/31/2008     Discount      Date     Payments      Price       Shares      Price     Life(Yr)  tility    Rate
--------   ----------   -----------   --------   --------   ----------   ----------   --------   --------  ------  --------
 9%  (S)   $1,450,000   $         -     3/6/07      (A)        $1.50              -    $   -        -          -         -
10%  (S)    2,250,000             -     3/5/08      (C)         0.04      2,000,000     1.00       3.0       271%     5.07%
 -    -             -             -          -      (D)         1.00        250,000     1.00       2.25      142%     5.03%
 -    -             -             -          -      (E)         1.00      3,000,000     1.50       3.0       190%     4.60%
 5%  (U)      273,292             -    12/4/07      (F)         0.75        304,000     0.90       3.0       354%     3.96%
10%  (U)       10,000             -    6/30/06      (G)         0.90              -        -         -         -          -
10%  (U)       10,000             -    6/30/06      (G)         0.90              -        -         -         -          -
10%  (U)       12,500             -    6/30/06      (G)         0.90              -        -         -         -          -
 6%  (S)      980,000       332,255   10/25/09      (H)          (H)      5,000,000     1.50       3.0       154%     4.58%
 8%  (U)      150,000             -   12/31/07      (I)          (I)              -        -         -         -          -
10%  (U)       50,000             -    6/29/09      (J)          (J)        132,979     0.376      0.3       218%     4.94%
10%  (U)      150,000             -    6/29/09      (J)          (J)        398,936     0.376      0.3       218%     4.94%
12%  (S)    1,310,000       748,348    6/29/09      (K)          (K)      3,000,000     0.85       2.0       218%     4.89%
12%  (S)    1,000,000       925,806    7/22/10      (L)          (L)     12,500,000     0.05       2.5       213%     2.71%
12%  (S)      200,000       162,905    1/22/09      (M)          (M)      2,500,000     0.05       1.0       213%     2.71%
           ----------   -----------
           $7,845,792   $ 2,169,314
           ==========   ===========

Notes in default: $4,155,792
                  ==========

(A)   - This note went into default for nonpayment on its maturity date.

(B)   - Not used.

(C) - Balance is past due and is in default. Conversion price was reset to $0.04 from $0.128 related to anti-dilution provisions effective March 6, 2008.

(D) - Relates to $250,000 additional borrowings from MMA on 9/20/2006 and part of the original $2,000,000 convertible note payable.

(E) - Relates to Note Modification Agreement for issuance of warrants to purchase 3,000,000 shares of the Company's common stock.

(F) - Balance is past due and is in default. This note was modified on June 4, 2007, whereby the note's interest rate reduced to 5% per annum, all accrued interest was added to the principal balance and $150,000 of the note balance was converted into 200,000 shares of common stock.

(G) - Balance is past due and loan is in default. The Company is in negotiations to extend the maturity date or have the note converted.

(H) - Balance is due on the maturity date plus all accrued interest. The debt is convertible at a 45% discount to market or $0.05 per share as of March 31, 2008.

(I) - Balance is past due and is in default. The conversion price was reset to a variable price on June 15, 2007, and June 29, 2007, based upon terms set forth in the convertible debenture agreement. The debt is now convertible at the lower of $0.23 per share or 80% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

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

(L) - Requires interest-only payments for the first six months from the closing date after which this debenture is to be redeemed over the remaining 24 months through monthly principal and interest. The debt is convertible at the lower of $0.10 per share or 85% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

(M) - Requires redemption over twelve months after closing through monthly principal and interest. Should the Company raise in excess of $500,000 during the life of the debentures, the Company is required to redeem 30% of the outstanding principal balance of the debenture. Interest is payable in cash or common stock at a value equal to the closing bid price on the date the interest is due or when the interest is paid at the option of Trafalgar. The debt is convertible at the lower of $0.10 per share or 85% of the lowest daily closing bid price of the Company's common stock for five (5) trading days immediately prior to conversion.

         All debt discounts are amortized over the terms of the respective Notes. The amortization of the debt discount was $588,250 and $564,393 for the three months ended March 31, 2008 and 2007, respectively, and was included in interest expense in the accompanying consolidated financial statements.

         In total as of March 31, 2008, the Company was in default on third-party convertible promissory notes of $4,155,792.

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

         At March 31, 2008, the secured convertible term notes were bifurcated and recorded as two liability instruments--a debt instrument and an embedded conversion option liability at fair value due to the variable conversion price.

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

         On August 16, 2006, the Company entered into an agreement with MMA to defer interest payments due on the Note each quarter until January 11, 2007, the maturity date of the loan. On March 5, 2007, the maturity date of this note was extended to March 5, 2008. The notes were not repaid on the maturity date and are in default.

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

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above warrant classification as a liability and determined that the accounting may have changed as a result of this standard; however, due to the new financing that occurred on November 9, 2006 as discussed below, the warrants must remain classified as a liability at March 31, 2008; therefore, there was no effect of implementing this standard.

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

         On March 6, 2008, the Company issued common stock pursuant to the conversion of a convertible debenture held by another investor at a conversion price of $0.04 per share. As a result, the conversion price of the MMA convertible debentures decreased to a fixed conversion price of $0.04, and the shares of common stock purchasable under the MMA warrants for 2,250,000 shares increased to 56,250,000 shares, and the warrant exercise price decreased to $0.04 per share. There is no accounting effect related to the reset of the conversion price of the convertible debentures. The reset of the shares and exercise price related to the warrants was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a decrease in the warrant and option liability income account.

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

         On November 11, 2007, Trafalgar converted $5,000 of secured convertible term notes it acquired on August 18, 2007, into 39,062 shares of the Company's common stock at a conversion rate of $0.128 per share.

         On March 6, 2008, Trafalgar converted $15,000 of secured convertible term notes it acquired on August 18, 2007, into 375,000 shares of the Company's common stock at a conversion rate of $0.04 per share (80% percent of the lowest bid price for the five (5) trading days immediately prior to the date of this conversion notice).

Trafalgar - July 11, 2007 Secured Convertible Debentures
--------------------------------------------------------

         The Company entered into a Securities Purchase Agreement (the "Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of up to $2,400,000 of secured convertible debentures to be funded in three tranches with all outstanding principal and accrued interest due two years from the date each tranch is funded. On July 11, 2007, the Company closed on the first portion of the funding and issued a two-year $700,000 convertible debenture to Trafalgar. On August 18, 2007, the Company closed on the remaining funding, issued two-year convertible debentures aggregating $610,000 to Trafalgar and, as dicussed above, Trafalgar acquired the secured convertible debentures formerly held by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners, II, LLC. The debentures bear interest at 12% per annum, compounded monthly (9.5% after effectiveness of a Registration Statement required under the agreement; see below), and is convertible into common stock at the lesser of (a) an amount equal to 100% of the Volume Weighted Average Price ("VWAP") as quoted by Bloomberg LP as of June 29, 2007 (the "Fixed Conversion Price"), or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion. The Company has the right to redeem the debenture at 120% of principal and accrued and unpaid interest. The funding is subject to customary commitment and other fees approximating an aggregate 10% of the funded amount, as defined in the agreement. In connection with the offering, the Company issued an aggregate of 3,000,000 warrants to purchase common stock at a price of 85% of the Fixed Conversion Price component of the convertible debentures, per share. The warrants are exercisable for a period of five years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of Common Stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance. In connection with the Agreement, the Company entered into a registration rights agreement requiring the Company to register the securities underlying the convertible debentures and warrants. The Company must file within 55 days of June 29, 2007 and the registration statement must be effective within 90 days of June 29, 2007. If the filing or effectiveness dates are not complied with, or maintenance of effectiveness or other defaults occur, as defined in the Registration Rights Agreement, the Company will incur liquidated damages of 2% of the outstanding debenture value for each 30 days the default remains uncured. The registration was not effective as of March 31, 2008, and the Company has accrued liquidated damages on these notes totaling approximately $161,792 at March 31, 2008, which is included in other accrued liabilities on the accompanying balance sheet.

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

Trafalgar - January 24, 2008 Secured Convertible Debentures
-----------------------------------------------------------

         On January 22, 2008, the Company entered into an agreement (the "Purchase Agreement") with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase by Trafalgar of $1,200,000 of secured convertible debentures and the issuance of related warrants. On January 24, 2008, the Company issued two (2) convertible debentures to Trafalgar aggregating $1,200,000. The debentures bear interest at twelve percent (12%) per annum, compounded monthly, and are convertible into common stock at the lesser of (a) an amount equal to ten cents ($0.10) per share (the "Fixed Conversion Price"), or (b) an amount equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion with each debenture subject to current exchange rate protection. In no event is Trafalgar entitled to convert the debentures or accrued interest into an amount of shares that would cause Trafalgar's ownership in the Company to exceed 4.99%. The $1,000,000 debenture requires interest-only payments for the first six (6) months from the closing date after which this debenture is to be redeemed over the remaining twenty-four (24) months through monthly principal and interest at a ten percent (10%) redemption premium. The $200,000 debenture requires redemption over twelve
(12) months after closing through monthly principal and interest at a ten percent (10%) redemption premium. Should the Company raise in excess of $500,000 during the life of the debentures, it shall be required to redeem thirty percent (30%) of the outstanding principal balance of the debentures. Interest is payable in cash or common stock at a value equal to the closing bid price on the date the interest is due or when the interest is paid at the option of Trafalgar.

         The Purchase Agreement requires the Company to use proceeds from the $200,000 debenture for the purpose of acquiring a travel company based in the United Kingdom. Conditions to the Trafalgar purchase of the debentures included provisions whereby the Company shall a) cause each of its other lenders to file a Form UCC-3 within sixty (60) days of the date of the Purchase Agreement and the Company shall file a form UCC-1 or such other forms as may be required to perfect Trafalgar's interest in the pledged collateral as detailed in the related security agreement, providing Trafalgar with a senior lien on all of the Company's assets and intellectual property and provided proof of such filing to Trafalgar, b) establish a stock option plan for senior executives, including its Chief Executive Officer which shall allow the Company to grant to such employees options to acquire an aggregate of up to ten million (10,000,000) shares of the Company's common stock, provided that an option to acquire no less than seven million (7,000,000) of such shares is granted to the Company's Chief Executive Officer, c) take all necessary steps such that Trafalgar shall have the ability to appoint one member to the Company's Board of Directors and d) shall reduce the fixed conversion price to ten cents ($0.10) on all currently executed convertible debentures held by Trafalgar and the exercise price to ten cents ($0.10) on all currently executed warrants held by Trafalgar. As of May 15, 2008, no purchase agreement as been entered into by the Company to acquire a travel company based in the United Kingdom and the $200,000 is being held in escrow by Trafalgar and is recorded as a deposit on the Company's consolidated balance sheet.

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

         The Company entered into an Investor Registration Rights Agreement that requires the Company to prepare and file no later than April 10, 2008 ("Scheduled Filing Deadline") with the SEC a registration statement under the 1933 Act and have this registration statement declared effective no later ninety
(90) days ("Scheduled Effective Date") after the Scheduled Filing Deadline. In the event the Company fails to file or obtain effectiveness of the registration statement as agreed, the Company shall pay Trafalgar liquidated damages equal to two percent (2%) of the liquidated value of the debentures outstanding for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date. The liquidated damages are capped at fifteen percent (15%). As of May 15, 2008, the Company has not filed with the SEC a registration statement covering these securities, and the Company has begun to accrue liquidated damages as of April 10, 2008.

Convertible Promissory Note, Related Party
------------------------------------------

         On January 3, 2006, the Company issued a Convertible Promissory Note with an annual interest rate of 10% in the principal amount of $350,000 to Street Venture Partners, LLC, a related party, in conjunction with the purchase of the Casual Car General Service Agreement (GSA). The Note went into default for nonpayment on January 3, 2007, and the maturity date was extended on March 30, 2007 to July 1, 2008. As of March 31, 2008, the Note had an outstanding balance of $350,000.

Other Notes Payable
-------------------

         Notes payable consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008           2007
                                                       ---------    ------------
         Notes Payable - Bearing interest at rates
          ranging from 5% to 15% unsecured and due
          at various dates through August 2007 ...     $ 156,434     $ 156,434

         Notes payable assumed from DynEco .......        20,154        20,154

         Line of credit - IRT/ITR ................       210,000       210,000
                                                       ---------     ---------
                                                       $ 386,588     $ 386,588
         Less current portion ....................      (386,588)     (386,588)
                                                       ---------     ---------
             Notes payable, net of current portion     $       -     $       -
                                                       =========     =========

         At March 31, 2008, the Company was in default of the repayment terms on certain 5% to 15% unsecured notes aggregating $156,434. This amount is included in notes payable, current portion on the accompanying consolidated balance sheet at March 31, 2008.

Capital Lease Obligation
------------------------

         The Company's capital leases consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008           2007
                                                       ---------   -------------
         Total Capital Leases ....................     $  68,336     $  77,634
         Less Current Capital Leases .............       (38,750)      (37,852)
                                                       ---------     ---------
            Long-term portion of Capital Leases ..     $  29,586     $  39,782
                                                       =========     =========


         Future maturities of capital lease obligations are as follows:

         2008         $37,852   (including $9,298 recognized for the three
                                months ended March 31, 2008)
         2009         $20,998
         2010         $11,897
         2011         $ 6,887


NOTE 7   WARRANT AND OPTION LIABILITY

         The Company has recorded warrant and option liability related to convertible notes in connection with the Modification and Waiver Agreement of January 13, 2006, the MMA Capital LLC financing due to the liquidated damages provision in the registration rights agreement and outstanding convertible notes with a variable conversion price issued on and subsequent to November 9, 2006. These transactions require liability treatment under EITF 00-19 (see Note 6 and discussion within FSP EITF 00-19-2). EITF 00-19 requires liability treatment for all outstanding warrants and non-employee options as a result of the variable conversion price provision contained in these Convertible Notes.

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

         During the three months ended March 31, 2008, the warrant and option liability was increased for the fair value of warrants to purchase 15,000,000 shares of the Company's common stock issued pursuant to the Trafalgar January 24, 2008, financing and additional shares issuable under warrants resulting from anti-dilution provisions in the warrant agreements that were triggered during the quarter.

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

         The Company's warrant and option liability and related revaluation assumptions are as follows:

                                                    11/9/06                                                Warrant
                         3/2/05                    Variable                   All Other       Total      and Option
                      Convertible                 Conversion     Trafalgar    Warrants       Warrant      Valuation
                          Note          MMA          Price        Capital        and       and Option      (Income)
                        Holders       Capital        Notes         Notes       Options      Liability      Expense
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at
  12/31/2007 ......   $    11,620   $ 1,104,720   $   377,076   $  631,097   $   350,599   $ 2,475,112   $         -

Value of warrants
  granted with
  debt issuance ...             -             -             -    1,199,421             -     1,199,421       144,421

Increase
  related to
  anti-dilution
  provisions ......             -     1,604,697       146,154            -       207,320     1,958,171     1,958,171

Change in Value ...        (2,825)    2,541,690        82,970      665,239       354,956     3,642,030     3,642,030
                      -----------   -----------   -----------   ----------   -----------   -----------   -----------
Balance at
  3/31/2008 .......   $     8,795   $ 5,251,107   $   606,200   $2,495,757   $   912,875   $ 9,274,734   $ 5,744,622
                      ===========   ===========   ===========   ==========   ===========   ===========   ===========

                                                                   11/9/06
                               3/2/05                              Variable                               All Other
                             Convertible                          Conversion         Trafalgar            Warrants
                                 Note               MMA              Price            Capital                and
                               Holders            Capital            Notes             Notes               Options
                             -----------      --------------      ----------      ---------------      ---------------
January 24, 2008 (including issuance of warrant for 1,326,443 additional shares for reset provisions)
-----------------------------------------------------------------------------------------------------
  Warrants/options ....                                            8,256,255           15,000,000
  Exercise price ......                                              $0.9084               $0.001
  Market price ........                                                $0.08                $0.08
  Expected life (years)                                                  2.1                  5.0
  Volatility ..........                                                 245%                 245%
  Discount rate .......                                                 2.5%                 2.9%

March 31, 2008 (including issuance of warrant for 38,671,875 and 4,296,875 warrants for reset provisions on March 6, 2008)
--------------------------------------------------------------------------
  Warrants/options ....          304,500          59,250,000       8,256,255           23,000,000            7,970,213
  Exercise price ......            $1.00      $0.04 to $1.50         $0.9084      $0.001 to $0.23      $0.04 to $11.25
  Market price ........            $0.11               $0.11           $0.11                $0.11                $0.11
  Expected life (years)              0.8          0.8 to 1.9             1.9                  4.5           0.5 to 3.6
  Volatility ..........             213%                213%            213%                 213%                 213%
  Discount rate .......             1.7%                1.7%            2.0%                 2.9%         2.2% to 2.8%

NOTE 8   EMBEDDED CONVERSION OPTION LIABILITY

         The Company recorded an embedded conversion option liability related to Convertible Notes with variable conversion prices issued on November 9, 2006, June 15, 2007, July 11, 2007, August 18, 2007 and January 24, 2008. Such
variable conversion prices require liability treatment for embedded conversion option consisting of conversion prices equal discounts to the market price of the Company's common stock as of the end of each accounting period ranging from 15% to 45%. The remaining embedded conversion option liability will continue to be revalued until the expiration date of the debt with any changes in valuation recorded as conversion option valuation income or expense.

         The Company's embedded conversion option liability and related revaluation assumptions are as follows:

                                                                          Trafalgar
                        11/9/06      1/5/07       4/16/07      6/15/07      Capital       Total
                       Variable     Variable     Variable     Variable     Variable     Embedded     Conversion
                      Conversion   Conversion   Conversion   Conversion   Conversion   Conversion      Option
                         Price        Price       Option       Option       Price        Option       (Income)
                         Note         Note         Note         Note        Notes       Liability     Expense
                      ----------   ----------   ----------   ----------   ----------   -----------   ----------
Balance
 at 12/31/2007 ....   $  803,426   $  535,618   $        -   $  254,491   $1,679,442   $ 3,272,977   $        -

Debt issued to
 Trafalgar ........   $        -            -            -            -    1,309,446     1,309,446    1,309,446

Change in Value ...      686,744      492,085      193,777      179,924    1,938,175    (3,490,705)   3,490,705
                      ----------   ----------   ----------   ----------   ----------   -----------   ----------
Balance
 at 3/31/2008 .....   $1,490,170   $1,027,703   $  193,777   $  434,415   $4,927,063   $ 8,073,128   $4,800,151
                      ==========   ==========   ==========   ==========   ==========   ===========   ==========

                                                                                  Trafalgar
                             11/9/06      1/5/07      4/16/07       6/15/07         Capital
                            Variable     Variable     Variable     Variable        Variable
                           Conversion   Conversion   Conversion   Conversion      Conversion
                             Price        Price        Option       Option          Price
                              Note         Note         Note         Note           Notes
                           ----------   ----------   ----------   ----------   ----------------
January 24, 2008
----------------
  Principal ............                                                             $1,200,000
  Shares upon conversion                                                             23,529,412
  Exercise price .......                                                                 $0.051
  Market price .........                                                                  $0.08
  Expected life (years)                                                              2.5 to 1.0
  Volatility ...........                                                                   245%
  Discount rate ........                                                                  2.71%

March 31, 2008
--------------
  Principal ............     $600,000     $400,000     $150,000     $200,000         $2,510,000
  Shares upon conversion   15,064,935   10,389,310    3,125,000    4,166,667         50,821,087
  Exercise price .......       $0.039       $0.039        $0.06       $0.048   $0.048 to $0.051
  Market price .........        $0.15        $0.15        $0.11        $0.11              $0.11
  Expected life (years)           1.6          1.6          0.1         1.25         0.8 to 2.3
  Volatility ...........         213%         213%         213%         213%               213%
  Discount rate ........        2.05%        2.05%        1.74%        1.74%      1.74% to 2.1%

NOTE 9   STOCKHOLDERS' DEFICIT

Common Stock Issued For Services
--------------------------------

         On March 6, 2008, the Company granted its Directors Daniel Brandano, David Shapiro and Jay Vahl 240,000, 340,000 and 200,000 shares of fully vested common stock, respectively, for services as board members valued at $78,800 in the aggregate. For accounting purposes, the shares were valued at $46,800 or $0.06 per share (based on the closing price of the Company's common stock on the date of grant). The Company recorded as accrued expenses to related parties and charged operations as of December 31, 2007 in the amount of $32,000 related to these director fees with the balance charged to operations during the three months ended March 31, 2008.

         During 2007, the Company has entered into agreements with third parties to provide various services including investor relation services, equity research about the Company and financial consulting services. Pursuant to these agreements, the Company issued vested shares of common stock. The fair value of the shares of common stock on the grant dates are being recognized over the terms to the agreements. During the three months ended March 31, 2008, a total of $33,822 was recorded as equity and charged to operations as an expense for shares issued in 2007.

Common Stock Issued Upon Conversion of Debt
-------------------------------------------

         On March 6, 2008, Trafalgar converted $15,000 of secured convertible term notes it acquired on August 18, 2007 into 375,000 shares of the Company's common stock at a conversion rate of $0.04 per share (80% percent of the lowest bid price for the five (5) trading days immediately prior to the date of this conversion notice).

Common Stock Issued Because Of Anti-Dilution Provisions
-------------------------------------------------------

         On January 22, 2008, the Company recorded 1,413,043 shares of common stock as issuable with a charge to additional paid-in capital for the shares' par value of $14,130. The shares are issuable to Miller Investments pursuant to a 2006 stock subscription agreement with anti-dilution provisions invoked by the January 22, 2008, sale of convertible debentures to Trafalgar.

Common Stock Warrants, Options and Valuation
--------------------------------------------

         The Company had outstanding vested and unvested warrants and options as follows:

                                           MARCH 31,
         Exercisable Securities              2008
         ----------------------          ------------
         Warrants .............          $ 98,780,968
         Options ..............             1,149,762
                                         ------------
                                         $ 99,930,730
                                         ============

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

Common Stock Warrants Issued to Non-Employees
---------------------------------------------

         The following is a summary of warrant activity:

                                                           Weighted
                                                Weighted    Average
                                                Average    Remaining   Aggregate
                                                Exercise  Contractual  Intrinsic
Non-Employee Warrants                 Shares      Price      Term        Value
---------------------               ----------  --------  -----------  ---------

Outstanding at December 31, 2007 .     308,000   $ 1.16      1.83           -
Granted ..........................           -        -         -           -
Exercised ........................           -        -         -           -
Forfeited or expired .............           -        -         -           -
                                    ----------   ------      ----        ----

Outstanding at March 31, 2008 ....     308,000   $ 1.16      1.83           -
                                    ==========   ======      ====        ====
Exercisable at March 31, 2008 ....     308,000   $ 1.16      1.83           -
                                    ==========   ======      ====        ====

Warrants Issued for Cash or Related to Debt
-------------------------------------------

         The following is a summary of warrant activity for warrants sold for cash or related to debt:

                                                           Weighted
                                                Weighted    Average
                                                Average    Remaining   Aggregate
                                                Exercise  Contractual  Intrinsic
Warrants Issued for Cash              Shares     Price       Term        Value
------------------------            ----------  --------  -----------  ---------

Outstanding at December 31, 2007 .  39,177,775   $  0.58      2.80           -
Granted ..........................  15,000,000   $ 0.001      5.00           -
Increase related to
  anti-dilution provisions .......  44,295,193   $  0.07      2.90           -
Exercised ........................           -         -         -           -
Forfeited or expired .............                     -         -           -
                                    ----------   -------      ----        ----

Outstanding at March 31, 2008 ....  98,472,968   $  0.22      2.72           -
                                    ==========   =======      ====        ====
Exercisable at March 31, 2008 ....  98,472,968   $  0.22      2.72           -
                                    ==========   =======      ====        ====

         The weighted average valuation assumptions for grants with the sale of common stock or issuance of debt for cash during 2008 are as follows:

                                          2008
                                         ------
         Expected volatility ..........    222%
         Weighted average volatility ..    222%
         Expected dividends ...........       0
         Expected term (in years) .....     2.2
         Risk-free rate ...............   2.11%

         On January 24, 2008, pursuant to Trafalgar's purchase of secured convertible debentures, the Company issued an aggregate of 15,000,000 warrants to purchase common stock at a price of $0.001 per share. The warrants are exercisable for a period of five (5) years. The number of shares subject to the warrant and the exercise price are subject to adjustment for stock splits, stock combinations and certain dilutive issuances, including the issuance of shares of common stock for no consideration or for a consideration per share less than warrant price in effect immediately prior to such issuance.

         On March 6, 2008, Trafalgar converted $15,000 of secured convertible term notes at a conversion rate of $0.04 per share. As a result, shares of common stock purchasable under warrant agreements with MMA and Miller Investments increased from 17,578,125 and 1,953,125 to 56,250,000 and 6,250,000 shares, respectively, and the exercise price of these warrants decreased from $0.128 to $0.04 per share. Additionally, shares of common stock purchasable under warrant agreements with AJW Partners, LLC and affiliates increased from 6,929,812 to 8,256,255 shares, and the exercise prices of these warrants decreased from approximately $1.08 to approximately $0.91 per share. There is no accounting effect related to the reset of the conversion price of the convertible debentures. The reset of the shares and exercise price related to the warrants was accounted for as a change in the fair value of warrants recorded in the warrant and option liability account with a charge to the warrant and option liability expense account on March 8, 2008.

Non-Plan Common Stock Options to Non-Employees
----------------------------------------------

         At March 31, 2008, the Company had the following non-plan options outstanding and exercisable:

                                     Outstanding Options             Exercisable Options
                              ----------------------------------   ----------------------
                                            Weighted    Weighted                 Weighted
                Range of                     Average     Average                  Average
                Exercise         Number     Remaining   Exercise     Number      Exercise
March 31,        Price        Outstanding     Life        Price    Exercisable     Price
---------   ---------------   -----------   ---------   --------   -----------   --------
  2008      $0.485 to $0.70     1,050,000   3.4 Years   $   0.66     1,050,000   $   0.66

         A summary of the changes in non-plan stock options outstanding is presented below:
                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding as of December 31, 2007........   1,050,000      $   0.66
Options granted ...................................           -             -
Options exercised .................................           -             -
Options cancelled .................................           -             -
Options forfeited .................................           -             -
                                                      ---------      --------
Non-plan options outstanding at March 31, 2008 ....   1,050,000      $   0.66
                                                      =========      ========
Weighted average fair value of options granted
  during the period ended March 31, 2008  .........                  $      -
                                                                     ========

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

Stock-Based Compensation Plans
------------------------------

         On January 13, 2006, in conjunction with the a recapitalization on that date, the Company assumed obligations under outstanding non-qualified option plans consisting of the 2001 Equity Incentive Plan and two expired plans, the 1993 Corporate Stock Option Plan and the 1993 Advisors Stock Option Plan from a predecessor. There were no grants under these plans during 2006, 2007 or year-to-date 2008. The Company does not anticipate issuing any options under these non-qualified option plans.

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan. No grants of options have been made from this plan as of March 31, 2008; however, 1,050,000 shares of common stock have been granted under this plan as of this period end.

         At March 31, 2008, the Company had the following plan options outstanding and exercisable:

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
                =======                                   =======


         The following is a summary of the changes in plan options outstanding:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                      ---------   --------------
Options outstanding at December 31, 2007 ..........      99,762      $   7.30
Options exchanged in recapitalization .............           -      $      -
Options granted ...................................           -      $      -
Options exercised .................................           -      $      -
Options forfeited .................................           -      $      -
                                                      ---------      --------
Plan options outstanding at March 31, 2008 ........      99,762      $   7.30
                                                      =========      ========
Plan options exercisable at March 31, 2008 ........      99,762
                                                      =========
Weighted average fair value of options granted
  during the period ...............................                  $      -
                                                                     ========

Predecessor 2001 Equity Incentive Plan

         Under the 2001 Equity Incentive Plan, a total of 1,000,000 shares of our common stock were reserved for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption there from, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer. As of March 31, 2008, options to purchase 22,278 shares are outstanding under the 2001 Equity Incentive Plan.

Predecessor 1993 Corporate Stock Option Plan

         Under the 1993 Corporate Stock Option Plan, a total of 750,000 shares of our common stock were reserved for issuance upon exercise of stock options granted, from time-to-time, to our officers, directors, and employees. This Corporate Stock Option Plan has expired. As of March 31, 2008, options to purchase 70,817 shares are outstanding under the 1993 Corporate Stock Option Plan.

Predecessor 1993 Advisors Stock Option Plan

         Under the 1993 Advisors Stock Option Plan, a total of 750,000 shares of our common stock reserved for issuance upon exercise of stock options granted, from time-to-time, to our advisors and consultants.

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

2007 Stock Option/Stock Issuance Plan

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Form S8 registering the shares issuable under this plan with the Securities and Exchange Commission. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. As of December 31, 2007, a total of 1,050,000 shares of common stock have been granted to independent contractors/consultants. No grants of options have been made from the Plan as of March 31, 2008.

Share-Based Compensation
------------------------

         For the three months ended March 31, 2008, the Company recognized compensation costs for employees, directors, consultants and others totaling $48,622. This amount increased the Company's operating expenses and equity during the period.


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


NOTE 11  RELATED PARTIES AND SIGNIFICANT SHAREHOLDERS

Street Venture Partners, LLC
----------------------------

         Street Venture Partners, LLC is a privately-held company owned equally by Daniel G. Brandano, the Company's CEO and Chairman, and his spouse. As of March 31, 2008, Street Venture Partners LLC owned 1,066,666 shares or approximately 6.3% of the Company's issued and outstanding common stock.

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

         At March 31, 2008, Claudale Ltd. owned 693,333 shares or approximately 4.1% of the Company's issued and outstanding common stock.

Brian J. Brandano
-----------------

         On October 1, 2007, the Company entered into a month-to-month consulting agreement with Brian J. Brandano for management services as directed by the corporate controller for which the Company pays $1,500 per week.

         At March 31, 2008, Brian J. Brandano owned 292,243 shares or approximately 1.7% of the Company's issued and outstanding common stock. Brian
J. Brandano is the son of Daniel G. Brandano, the Company's CEO and Chairman, and was employed by the Company until July 2006.

Payable to Employee (Stephen A. Hicks)
--------------------------------------

         At March 31, 2008, the Company owed $160,000 to Stephen A. Hicks, the former 100% shareholder of IRT/ITR, for advances made to IRT/ITR prior to its acquisition by the Company. There is currently no interest being charged for the use of the advance, nor is any interest anticipated to be paid.


NOTE 12  COMMITMENTS AND CONTINGENCIES

         Neither the Company nor its subsidiaries have material commitments or contingencies for purchasing goods or services that are not reported in the Company's consolidated financial statements, notes, or other disclosures at March 31, 2008.

Operating Leases
----------------

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease was approximately $11,500 per month, and the lease expired in April 2008. The Company entered into a new lease in New York City for approximately $5,000 per month, and the lease expires April 14, 2010. Rent expense for the three months ended March 31, 2008 was $97,370.

         Future lease obligations are as follows for the years ended December
31:
                              2008 .....   $250,202
                              2009 .....   $207,361
                              2010 .....   $180,729
                              2011 .....   $ 95,549

Legal Proceedings
-----------------

         The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007 against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

         On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,450,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent (9%) annual rate. On October 30, 2007, Stephen Hicks filed an answer and counterclaim to the Company's complaint filed March 2, 2007, alleging breach of the Agreement regarding the convertible debenture payable and other financial matters pursuant to the Agreement. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $269,670 related to this obligation on its consolidated balance sheet as of March 31, 2008. The Company believes it has recorded all other financial obligations due under the Agreement.

         The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and October 30, 2007.

         In January 2008, the Company has been named as a principal party to proceedings brought in the name of MMA Capital, LLC ("MMA") in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note and Security Agreement executed by the parties on or about January 11, 2006. The complaint also alleges breach of the Confidential Settlement Agreement executed by the parties on or about March 5, 2007. On February 23, 2008, the Company filed a counterclaim against MMA Capital, LLC in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note, Security Agreement and Confidential Settlement Agreement. Section 6 of the Confidential Settlement Agreement encouraged the Company to obtain additional or alternative financing and that if the Company obtained additional or alternative financing from any lender, which exceeded $3,000,000, MMA would subordinate its security position in the collateral to the security position of the other lender. The Company alleges MMA breached the Agreements by attempting to prevent and interfere with its efforts to obtain additional financing with Trafalgar, by MMA refusing to agree to subordinate its security interest in the collateral to the security interest of Trafalgar despite Trafalgar already lending or investing more than $3,000,000 to the Company. The Company also alleges MMA's interference by, among other things, attempting to dissuade Trafalgar from providing additional financing or investment and filing a bad faith temporary restraining order that interfered with the Company's prospective economic advantage by preventing the Company from obtaining all or more financing and/or investment from Trafalgar and other investors or lenders. As a direct and proximate result of MMA's alleged interference, the Company has been damaged in an amount in excess of $2,500,000. The Counterclaim alleges MMA's actions were wanton, willful and despicable, entitling the Company to punitive damages also. The parties are in discussions to settle this matter.

         In January 2008, the Company has been named as a principal party to proceedings brought in the name of Bay West Tampa Investors, LLC in Hillsborough County, Florida, Circuit Court seeking collection of payments under the corporate office real estate lease. This matter was settled on February 6, 2008, and full payment of obligations due at the time under the real estate lease was made on March 14, 2008.

         From time to time, we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.


NOTE 13  SUBSEQUENT EVENTS

         On May 1, 2008, the Company engaged Creative Capital Worldwide, LLC ("CCW") to provide investor relations advisory services on a non-exclusive basis. The advisory agreement ("Agreement") provides for a monthly fee of $5,000 plus the issuance of 750,000 shares of the Company's common stock valued at $52,500 or $0.07 per share determined using the market stock price as of the date of the Agreement. The fair value of $52,500 will be amortized over the two-month fixed term of the Agreement. The Agreement provides for piggy-back registration rights for one (1) year. The Agreement may be terminated upon ten
(10) days' prior written notice on or after June 21, 2008, but not later than June 30, 2008. Thereafter, the Agreement may be terminated upon thirty (30) days' written notice. At the Company's option, this Agreement may be renewed for a period of six (6) months beginning on July 1, 2008.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis provides information that Management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

         Certain disclosures in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, and implementing new technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors." Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

         Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

OVERVIEW

         Dynamic Leisure Corporation is engaged in the business of marketing, selling and distributing a variety of vacation packages, cruises, domestic and international airline tickets, car rental services and accommodation products and services on a wholesale basis to travel agencies and other travel resellers and on a retail basis directly to consumers. The Company also sells certain stand-alone travel products on an agency basis. For the three months ended March 31, 2008 and its fiscal year ended December 31, 2007, substantially all of the Company's travel products were for destinations in the Caribbean and Mexico.

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

         Through our websites, www.Changes.com and www.eCasual.com, consumers can search for and price cruises and vacation packages. Through our website www.IslandResortTours.com, travel agencies and other travel resellers can search for and price vacation packages for their clients. At March 31, 2008, we have eight (8) travel consultants and customer service representatives headquartered in our 10,000 square foot facility in Tampa, Florida and five (5) travel consultants and customer service representatives in our New York office with whom both our wholesale and retail customers may contact via toll-free telephone or email to purchase vacation packages.

         Our strategy now is focused primarily on the acquisition and integration of key assets in the leisure travel industry to provide an ongoing business base, including the implementation of our proprietary dynamic packaging travel software, TourScape. The Company intends to grow by continuing to focus on the leisure travel markets of the Caribbean and Mexico, by expanding its travel products for destinations in Florida, California, Las Vegas, Hawaii, Europe, and Central and South America, and by developing a more prominent Internet presence.

         We are a Minnesota corporation with our principal executive offices located at 5680A W. Cypress Street Tampa, Florida 33607. Our telephone number is
(813) 877-6300.

RESULTS OF OPERATIONS

REVENUE

         Revenues increased for the three months ended March 31, 2008 compared to the corresponding period ended March 31, 2007 as follows:

                                         Percent                Percent
                                           of                     of
                               2008      Revenue      2007      Revenue   Change
                            ----------   -------   ----------   -------   ------
Vacation packages ....      $2,018,665      90%    $1,755,555      89%      15%
Airline tickets and
related fees .........         229,671      10%       215,838      11%       6%
                            ----------   -------   ----------   -------   ------
Total ................      $2,248,336     100%    $1,971,393     100%      14%
                            ==========   =======   ==========   =======   ======

         Our revenue was primarily derived from the sale of vacation packages recorded on a gross basis and the sale of airline tickets recorded on a net revenue basis. Our revenues from vacation package sales increased $263,110 or 15% as a result of our focus on expanding these types of revenues.

COST OF REVENUE

         Cost of revenues increased for the three months ended March 31, 2008, compared to the corresponding period ended March 31, 2007, as follows:

                                                  Percent                Percent
                                                    of                     of
                                                  Related                Related
                                        2008      Revenue      2007      Revenue
                                     ----------   -------   ----------   -------
Vacation packages ..............     $1,826,478     90%     $1,424,251     81%
Airline tickets and related fees         58,755     26%         51,183     24%
                                     ----------   -------   ----------   -------
Total ..........................     $1,885,233     84%     $1,475,434     75%
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

         The cost of revenues increased for the three months ended March 31, 2008, compared to the corresponding period of 2007, and the percentage of cost of revenues to revenues increased. The increase in the percentage of cost of revenue to revenue is the result of increased competition in the Caribbean and eastern Mexico. The Company believes it can lower its costs of revenues as a percentage of revenue by continuing to expand the sales of vacation packages to destinations with higher margins such as Florida, Hawaii, Europe and South America. The Company further expects its cost of revenues as a percentage of revenue to decrease in the future through improved utilization of its wholesale bulk air contracts and the full utilization of its TourScape software system; however, competitive pressures are expected to limit the Company's ability to substantially increase margins and reduce cost of revenues.

GROSS PROFIT

         Gross profit decreased for the three months ended March 31, 2008, compared to the corresponding period ended March 31, 2007, as follows:

                                              Percent            Percent
                                                of                 of
                                              Related            Related
                                      2008    Revenue    2007    Revenue  Change
                                    --------  -------  --------  -------  ------

Vacation packages ..............    $192,187     10%   $331,304     19%      -%
Airline tickets and related fees     170,916     74%    164,655     76%      -%
                                    --------  -------  --------  -------  ------
Total ..........................    $363,103     16%   $495,959     25%      -%
                                    ========  =======  ========  =======  ======

         Our gross profit decreased for the three months ended March 31, 2008, compared to the corresponding period of 2007, and the percentage of gross profit to revenues decreased. The decrease in the total amount of gross profit and the percentage gross profit to revenue is the result of increased competition in the Caribbean. The Company believes it can increase its gross profit as a percentage of revenue by continuing to expand the sales of vacation packages to destinations with higher margins such as Florida, Hawaii, Europe and South America.. The Company further expects its gross profit as a percentage of revenue will increase in the future through improved utilization of its wholesale bulk air contracts, and the full utilization of its TourScape software system; however, competitive pressures are expected to limit the Company's ability to substantially increase margins.

OPERATING EXPENSES

         Our operating expenses decreased throughout the Company for the year ended March 31, 2008, compared to the corresponding period ended March 31, 2007, as follows:

                                                2008                             2007
                                   -------------------------------  -------------------------------
                                                          Stock-                           Stock-
                                               Percent    Based                 Percent    Based
                                                 of       Compen-                 of       Compen-
                                      Total    Revenue    sation      Total     Revenue    sation    Change
                                   ----------  -------  ----------  ----------  -------  ----------  ------
Employee compensation ..........   $  415,671    18%    $        -  $  560,229    28%    $        -   (26%)
Financial consulting ...........       39,777     2%        33,822     190,927    10%        32,950   (79%)
Legal expense ..................       35,694     2%             -      40,084     2%             -   (11%)
Depreciation & amortization ....      271,950    12%             -     212,232    11%             -    28%
Internal accounting and external
  auditing expense .............       76,276     3%             -     112,350     6%             -   (32%)
Director fees ..................       14,800     1%        14,800     134,848     7%       134,848   (89%)
Investor relations .............       56,906     3%             -     203,554    10%       157,100   (72%)
Other G&A expenses .............      276,674    12%             -     433,081    22%             -   (36%)
                                   ----------  -------  ----------  ----------  -------  ----------  ------
Total ..........................   $1,187,748    53%    $   48,622  $1,887,305    96%    $  324,898   (37%)
                                   ==========  =======  ==========  ==========  =======  ==========  ======

         Operating expenses for the three months ended March 31, 2008, were $1,187,748 compared to $1,887,305 for the corresponding period for 2007 or a decrease of 37% between periods. Operating expenses exclusive of stock-based compensation decreased by $423,281, a decrease of 27% between periods. Operating expenses related to stock-based compensation decreased by $276,276 or 85% between periods. This decrease is a result of fewer awards of common stock for services and the decrease in the trading value of the Company's common stock between the periods.

         Employee compensation decreased by $144,558 for the three months ended March 31, 2008, compared to the corresponding period for 2007 or a decrease of 26% between periods. The Company reduced its headcount by not replacing individuals who voluntarily terminated employment with the Company during the fourth quarter of 2007 and first quarter 2008 to conserve working capital in an effort to align its expense structure with its current volume of business.

         Financial consulting expense decreased for the three months ended March 31, 2008, compared to the corresponding period for 2007 by $151,150 or 84%. The reduction is the result of the Company engaging fewer consultants in an effort to align its expense structure with its current volume of business.

         Legal expense decreased for the three months ended March 31, 2008, compared to the corresponding period for 2007. Legal expense changes from quarter to quarter based upon the timing of security filings, convertible debt financings and assistance with resolving legal disputes. The change between these periods was not significant.

         Depreciation expense increased $31,414 for the three months ended March 31, 2008, compared to the corresponding period for 2007 as a result of the Company's Tourscape software being placed in service in March 2007. The amortization of deferred loan costs and intangible assets increased $27,935 and $369, respectively. Deferred loan cost amortization increased as a result of the additional costs subject to amortization being recorded after March 31, 2007.

         Internal accounting and external auditing expenses decreased $36,074 during the three months ended March 31, 2008, compared to the corresponding period for 2007 as a result of efficiencies developed by the Company's accounting professionals between periods.

         Director fees decreased in total as a result of a lower market price of the Company's common stock on the date of grant of stock-based compensation during the three months ended March 31, 2008, compared to the corresponding period for 2007.

         Investor relations expense decreased during the three months ended March 31, 2008, compared to the corresponding period for 2007 as a result of the Company's efforts to conserve working capital and focus expenditures on revenue-generating activities.

         Other general and administrative costs decreased $156,407 or 34% during the three months ended March 31, 2008, compared to the corresponding period for 2007 as a result of the Company's efforts to conserve working capital. As we increase the volume of our business, enter into additional contracts with suppliers, and sell more products directly to customers over the Internet, we anticipate general and administrative expenses as a percentage of revenue to decrease even further.

         The Company has utilized its securities in the past as consideration to purchase certain services from business and financial consultants, investor relation firms, attorneys and directors. As a result, operating expenses for three months ended March 31, 2008, included $48,622 in stock-based compensation representing the fair value of grants to common stock, warrants and options to these parties compared to $324,898 in the corresponding period in 2007. The Company expects to continue to use its securities to purchase services in the future as the board of directors deems appropriate. Should this occur, the Company will recognize stock-based compensation expense based on the fair value of securities issued for services.

OTHER INCOME / EXPENSE

         Our interest expense increased for the three months ended March 31, 2008, compared to the corresponding period ended March 31, 2007, as follows:

                                                            2008         2007
                                                         ----------   ----------
Regular interest expense .............................   $  303,794   $  199,489
Amortization of debt discount on convertible debt ....      588,250      564,393
                                                         ----------   ----------
Total ................................................   $  892,044   $  763,882
                                                         ==========   ==========

         Interest expense decreased between periods primarily because of greater levels of interest-bearing debt outstanding during the three months ended March 31, 2008, compared to the corresponding period for 2007.

         Our warrant and option valuation expense and embedded conversion option valuation expense changed between the three months ended March 31, 2008, and the corresponding period in 2007 as follows:

                                                           2008         2007
                                                      ------------   ----------
Warrant and option valuation income (expense).......  $ (5,744,622)  $2,974,005
Embedded conversion option valuation
   income (expense).................................    (4,800,151)     (15,279)
                                                      ------------   ----------
Total ..............................................  $(10,544,773)  $2,958,726
                                                      ============   ==========

         The fair value adjustment for outstanding warrants and options as of March 31, 2008, resulted in the recognition of non-cash expense of $5,744,622 for the three months ended March 31, 2008, compared to non-cash income of $2,974,005 for the corresponding period of 2007. The fair value of outstanding warrants and options recorded as liabilities and the related increase or decrease in warrant and option valuation income (expense) is directly related to the number of potentially dilutive securities being valued, the trading price of the Company's common stock at the balance sheet date and the Company's common stock volatility factor. At March 31, 2008 and 2007, the Company had 99,830,968 and 13,721,217 options and warrants subject of liability treatment, the trading value of the Company's common stock was $0.04 and $0.35 per share and the volatility factor was 213% and 190%, respectively.

         The embedded conversion option valuation as of March 31, 2008, resulted in the recognition of non-cash expense of $4,800,151 for the three months ended March 31, 2008, compared to $15,279 for the corresponding period of 2007. Expense or income is the result of the change in value of conversion option associated with the issuance of convertible notes totaling $3,840,000 with a conversion price at 15% to 45% discount off the trading price of the Company's common stock. The valuation of the embedded conversion option is a non-cash expense to the Company.

NET INCOME (LOSS)

         The Company had a net loss during the three months ended March 31, 2008, of $12,260,817 compared to a net income $804,353 in the corresponding period in 2007. The net loss for the three months ended March 31, 2008, includes non-cash general and administrative expenses of $48,622 from stock-based compensation, depreciation and amortization expense of $271,950, non-cash interest expense of $588,250 attributed to the issuance of securities and related amortization of the resulting debt discount, non-cash embedded conversion option revaluation expense of $4,800,151 and non-cash expense from warrant and option liability revaluation of $5,744,622.

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

         At March 31, 2008, we had cash of $244,229. The following table reflects the cash flow activities during the three months ended March 31:

                                                           2008          2007
                                                        ---------     ---------
Cash used by operating activities ..................    $(706,568)    $(478,465)
Cash provided by (used in) investing activities ....     (200,000)       10,745
Cash provided by financing activities ..............      952,297       424,579
                                                        ---------     ---------
Increase (decrease) in cash ........................    $  45,729     $ (43,141)
                                                        =========     =========

Operating activities

         For the three months ended March 31, 2008, the Company used cash in operating activities of $706,568. Cash was used to fund the Company's net loss from operations of $12,260,817 offset by non-cash expenses for common stock and warrants issued for services of $80,622 and depreciation and amortization expense of $271,590, non-cash expense from warrant and option valuation expense of $5,744,622 and non-cash embedded conversion option valuation expense of $4,800,151. Cash used for operations included increased accounts receivable of $82,283 and prepaid assets of $43,537 and a decrease in accounts payable of $146,773. Cash was generated from operations by increasing accrued expenses by $294,003 and deferred revenue and customer deposits by $62,202.

Investing activities

         For the three months ended March 31, 2008, the Company used cash in investing activities of $200,000. Cash was set aside in escrow with Trafalgar's attorney pending an investment in a U.K. travel company, as required in the January 22, 2008 Trafalgar secured convertible note agreement. The $200,000 was recorded in other current assets at March 31, 2008.

Financing activities

         For the three months ended March 31, 2008, the Company provided cash from financing activities of $952,297. Cash was received from the proceeds of a $1,200,000 convertible promissory note. The Company used cash for the payment of debt issuance costs of $145,000 and principal payments on a promissory note of $93,405 and principal payments on capital leases of $9,298.

Primary source of liquidity

         As of March 31, 2008, our primary source of liquidity was $244,229 of cash and $217,359 of accounts receivable. At March 31, 2008, the Company had a working capital deficit of $27,481,892, primarily due to warrant and option liability of $9,274,734, embedded conversion option liability of $8,073,128, acquisitions payable of $1,111,452, and the current maturity of convertible notes payable of $4,355,792 partially offset by debt discount of $162,903. The convertible notes payable consists of promissory notes convertible into approximately 136,243,980 shares of the Company's common stock as of March 31, 2008. While we expect these notes to be converted into the Company's common stock, thereby reducing liabilities, there is no assurance this will occur. As of March 31, 2008, the Company has vested and outstanding warrants, non-plan and plan options to purchase 98,780,968, 1,050,000 and 99,762 shares of the Company's common stock with weighted average exercise prices of $0.22, $0.66 and $7.25 per share, respectively. Exercise of any of these securities would provide cash to the Company without additional financing fees. There is no assurance that any of these securities will be exercised. As of May 15, 2008, we were in default on $4,155,792 in convertible promissory notes and $156,434 in notes payable. We anticipate being able to extend the maturity or settle the balance owing on the convertible promissory notes through issuance of common stock; however, such extension of the maturity dates or conversion of these notes to common stock is not assured.

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

         In May 2007, the Company's Board of Directors approved the 2007 Stock Option/Stock Issuance Plan and reserved a total of 5,500,000 shares of common stock for issuance under this plan. On May 23, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the shares issuable under this plan. The plan allows the issuance of stock options and outright grants of common stock, from time-to-time, to its officers, directors, employees and independent contractors who provide services to the Company. A total of 1,050,000 shares of common stock have been granted to independent contractors/consultants as of March 31, 2008.

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

Goodwill and Other Intangibles

         The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires testing goodwill for impairment on an annual basis (or interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company conducts the annual review for all of its reporting units during the fourth quarter of the calendar year. No impairment was recognized during the year ended December 31, 2007 or at March 31, 2008.

Impairment of Other Long-Lived Assets

         The Company reviews other long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment was recognized at March 31, 2008.

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

         The Company is not required to buy a specific number of lodging occupancies which allows the Company to avoid creating any inventory risk. The Company is not expressly required to buy a specific number of bulk airline tickets, although the Company's primary airline supplier eliminated approximately 80% of bulk rate contracts, which creates an implied minimum of ticket sales requirement.

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

         The valuation of these liabilities is based on a Black-Scholes model and will vary, potentially significantly, based on factors such as the remaining time left to exercise the warrants, recent volatility in the price of the Company common stock, and the market price of our common stock. Changes in the valuation of the warrant and option liability and the embedded conversion option liability are recorded as other income or expense in the period of the change. In the three months ended March 31, 2008, the Company's revaluation of its warrant and option liability resulted in expense of $5,744,622 due to the reduction in the trading price of Company's common stock and the increase in common stock underlying warrants relate to the triggering of anti-dilution provisions. For the same period, the Company's initial recording and revaluation of its embedded conversion option liability resulted in expense of $4,800,151. The valuation of the warrant and option liability and embedded conversion option liability are non-cash income or expense items to the Company.

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

CONTRACTUAL OBLIGATIONS

Operating Lease Obligations

         The Company currently leases office space in its Tampa, Florida, and New York City locations. Monthly rent expense under the Tampa, Florida lease is approximately $13,700 per month, and the lease expires June 2011. Monthly rent expense under the New York City lease is approximately $5,000 per month, and the lease expires April 2010.

Purchase Obligations

         We are not a party to any significant long-term service or supply contracts.

Letters of Credit

         At March 31, 2008, the Company had two outstanding letters of credit totaling approximately $97,400 payable to the Airlines Reporting Corporation
(ARC), which allows the Company to purchase airline tickets through ARC's computerized ticket system. The terms of the letter of credit agreements require the Company to maintain certificates of deposit with the issuer of the letters of credit in the amount of the letters of credit. These certificates of deposit are reflected as short-term investments, restricted, on the accompanying balance sheet. Short-term investments at March 31, 2008, also includes $10,000 restricted to cover a letter of credit for a seller of travel license.

AFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial position, cash flows or results of operations.

         SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements" ("SFAS 160"): In December 2007, the FASB issued SFAS No. 160, this Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141(R) and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interest in our subsidiary and accordingly, the adoption of SFAS had no impact on our consolidated financial position, cash flows or results of operations.

         In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense such advance payments as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-03 had no impact on our consolidated financial position, cash flows or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars ("USD"). In the event we generate revenues outside of the United States, foreign monetary rate fluctuations may have an impact on our financial reporting. The fluctuation of exchange rates of the foreign currency may have positive or negative impacts on our results of operations; however, Management believes that the net income effect of appreciation and devaluation of any such currency against the US Dollar would be limited to our net operating results.

Interest Rate

Interest rates in the United Sates are considered to be fairly low and stable, and inflation is considered to be controlled by the actions of the Federal Reserve Board based upon certain factors including trade surplus or deficit and consumer banking deposits, etc. Our current loans relate mainly to trade payables and are mainly short term; however our debt is likely to rise with the increase of the scope and scale of our business operations and expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Not applicable to smaller reporting companies.


ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (and Principal Financial Officer and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer (and Principal Financial Officer and Accounting Officer) concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company filed a lawsuit in Hillsborough County, Florida, Circuit Court on March 2, 2007, against Stephen Hicks. The complaint seeks recovery of damages or alternative relief arising from breach of a contract under which the Company acquired IRT/ITR. The complaint alleges non-compliance with certain terms and conditions providing for integration of the companies.

On March 5, 2007, counsel for Stephen Hicks notified the registrant that it was allegedly in breach of a convertible debenture payable under the March 6, 2006 Purchase Agreement between the registrant and Hicks (the "Agreement") that provided for the registrant's acquisition of IRT/ITR. The Agreement calls for payment of a convertible debenture in the amount of $1,455,000 as of March 6, 2007. In the event of any failure to pay on the convertible debenture, the Agreement provides for a continuing obligation to pay interest at a nine percent (%) annual rate. On October 30, 2007, Stephen Hicks filed an answer and counterclaim to the Company's complaint filed March 2, 2007, alleging breach of the Agreement regarding the convertible debenture payable and other financial matters pursuant to the Agreement. The Company has classified the convertible debenture as a current liability and has recorded accrued interest of $269,670 related to this obligation on its consolidated balance sheet as of March 31, 2008. The Company believes it has recorded all other financial obligations due under the Agreement.

The Company is currently in discussions with Mr. Hicks regarding the settlement of the matters arising on March 2, 2007 and October 30, 2007.

In January 2008, the Company has been named as a principal party to proceedings brought in the name of MMA Capital, LLC ("MMA") in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note and Security Agreement executed by the parties on or about January 11, 2006. The complaint also alleges breach of the Confidential Settlement Agreement executed by the parties on or about March 5, 2007. On February 23, 2008, the Company filed a counterclaim against MMA Capital, LLC in United States District Court for the Northern District of California alleging breach of the Secured Convertible Promissory Note, Security Agreement and Confidential Settlement Agreement. Section 6 of the Confidential Settlement Agreement encouraged the Company to obtain additional or alternative financing and that if the Company obtained additional or alternative financing from any lender, which exceeded $3,000,000, MMA would subordinate its security position in the collateral to the security position of the other lender. The Company alleges MMA breached the Agreements by attempting to prevent and interfere with its efforts to obtain additional financing with Trafalgar, by MMA refusing to agree to subordinate its security interest in the collateral to the security interest of Trafalgar despite Trafalgar already lending or investing more than $3,000,000 to the Company. The Company also alleges MMA's interference by, among other things, attempting to dissuade Trafalgar from providing additional financing or investment and filing a bad faith temporary restraining order that interfered with the Company's prospective economic advantage by preventing the Company from obtaining all or more financing and/or investment from Trafalgar and other investors or lenders. As a direct and proximate result of MMA's alleged interference, the Company has been damaged in an amount in excess of $2,500,000. The Counterclaim alleges MMA's actions were wanton, willful and despicable, entitling the Company to punitive damages also. The parties are in discussions to settle this matter.

In January 2008, the Company has been named as a principal party to proceedings brought in the name of Bay West Tampa Investors, LLC in Hillsborough County, Florida, Circuit Court seeking collection of payments under the corporate office real estate lease. This matter was settled on February 6, 2008, and full payment of obligations due at the time under the real estate lease was made on March 14, 2008.

From time to time, we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.


ITEM 1A. RISK FACTORS

                           RISKS RELATED TO OUR BUSINESS

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

During the fiscal year ended December 31, 2007, and the three months ended March 31, 2008, we experienced net losses of $5,674,960 and $12,260,817, respectively. During the fiscal year ended December 31, 2006, we experienced net losses of $11,009,388. In addition, at March 31, 2008, we had a stockholders' deficit of $21,495,703. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

During the fiscal year ended December 31, 2007, and the three months ended March 31, 2008, we experienced net losses of $5,674,960 and $12,260,817, respectively. Net cash used in operations for the fiscal year ended December 31, 2007 and the three months ended March 31, 2008 was $1,658,698 and $706,568, respectively. On March 31, 2008, we had a working capital deficit of $27,481,892. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in 2008, additional capital investments will be necessary to develop and sustain our operations.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Quarterly Report, we have 16,888,557 shares of common stock issued and outstanding plus 2,250,000 shares of common stock issuable.

As of the date of this Quarterly Report, there are 16,888,557 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Quarterly Report, there are an aggregate of 1,149,762 stock options outstanding and an aggregate of 98,780,968 warrants outstanding.

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

ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

As of March 31, 2008, we have executed convertible promissory notes, granted stock options, issued warrants to the same promissory note holders and others and reserved options to be granted upon formation of a stock option plan to purchase an aggregate of 265,702,156 shares of our common stock. The stock options are exercisable at prices ranging from $0.485 per share to $11.40 per share, and the warrants are exercisable ranging from $0.001 per share to $11.25 per share. In addition, we have granted common stock in the past to financiers and consultants, and as we procure additional financing and acquire additional business assets, we shall undoubtedly grant additional shares, as well as warrants and stock options, to the financiers and shareholders of target companies. To the extent that additional shares are issued, notes are converted, and stock options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers, thereby diluting the market for our shares.

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

As of March 31, 2008, we had callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 136,632,869 shares of our common stock at current market prices, outstanding warrants or an obligation to issue warrants to purchase 98,780,968 shares of our common stock, outstanding options to purchase 1,149,762 shares of the Company's common stock and reserved options to be granted upon formation of a stock option plan to purchase an 10,000,000 shares of the Company's common stock. In addition, the number of shares of our common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. The sale of these shares may adversely affect the market price of our common stock.

IF VARIOUS THIRD PARTIES CONVERT THEIR CONVERTIBLE NOTES BASED ON CURRENT CONVERSION TERMS, THE ADDITIONAL STOCK ISSUANCES UNDERLYING THE CONVERSIONS COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

At March 31, 2008, the Company had multiple convertible promissory notes outstanding and payable to various third parties each with anti-dilution provisions. Following is a summary of the material conversion terms related to our largest convertible notes as of December 31, 2007: Note 1) a fixed conversion price of $0.04, Note 2) a variable conversion price of the lesser of
(a) $0.23 per share or (b) an amount equal to 80% of the lowest daily closing bid price of the Company's common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately prior to conversion and Note 3) a variable conversion price convertible into common stock of the Company at a 45% discount to the average of the three lowest trading prices of the common stock during the twenty (20) trading-day period prior to conversion. The significant downward pressure on the price of our common stock as the selling stockholder converts and sells material amounts could have an adverse affect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur may adversely affect the market price of our common stock.

IF WE ARE REQUIRED TO ISSUE SECURITIES WHICH ARE PRICED AT LESS THAN THE CONVERSION PRICE OF OUR CONVERTIBLE SECURITIES OR THE EXERCISE PRICE OF WARRANTS SOLD, IT WILL RESULT IN ADDITIONAL DILUTION TO US.

At March 31, 2008, we had debentures convertible into and warrants to purchase 136,632,869 and 98,780,968 shares of common stock, respectively. The convertible debentures and certain warrants contain provisions that will require us to reduce their conversion/exercise price in the event that we issue and/or sell additional securities at a price less than the conversion price of our convertible debentures or the exercise price of these warrants. If this were to occur, current investors, other than the purchasers of the convertible securities and warrants, would sustain material dilution in their ownership interest of Dynamic Leisure Corporation.

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

The Company was in default for non-payment of its promissory notes aggregating $4,155,792 as of March 31, 2008, along with certain other promissory notes totaling $156,434. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 5, 2008, Secured Convertible Promissory Notes with the principal balance of $2,250,000 to MMA Capital, LLC ("MMA") were payable along with unpaid interest. The notes were not repaid on the maturity date and are in default.


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


Dated:   May 20, 2008                   DYNAMIC LEISURE CORPORATION

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